Form 10-Q
period 1999-09-30
NETRADIO CORP
filed 1999-11-15
CIK 1002636

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               -----------------------     -------------------

Commission file number:      0-27575
                        -----------------

                              NETRADIO CORPORATION
             (Exact name of registrant as specified in its charter)

MINNESOTA                                                            41-1819471
-------------------------------------------------------------------------------
(State of incorporation or organization)    (I.R.S. Employer Identification No.)

43 MAIN STREET, SE, SUITE 149,MINNEAPOLIS, MINNESOTA                      55414
-------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

(612) 378-2211
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

         The number of shares outstanding of each of the registrant's classes of capital stock, as of November 12, 1999 was: Common Stock, no par value, 10,003,900 shares.

                              NETRADIO CORPORATION

                                      INDEX


PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Balance Sheets -
             September 30, 1999 and December 31, 1998

             Statements of Operations -
                 Three months and nine months ended September 30, 1999 and 1998

             Statements of Cash Flows  -
                  Nine months ended September 30, 1999 and 1998

             Notes to Condensed Consolidated Financial Statements - September 30, 1999

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

ITEM 2.     CHANGE IN SECURITIES AND USE OF PROCEEDS

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.     OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             NETRADIO CORPORATION
                                BALANCE SHEETS


                                                                                September 30,   December 31,
                                                                                    1999            1998
                                                                               --------------   ------------
ASSETS                                                                          (Unaudited)
Current assets:
     Cash                                                                      $     87,359     $     50,756
     Trade accounts and notes receivable, less allowance for doubtful
         accounts of $5,000 at September 30, 1999 and December 31, 1998             196,808           26,213
     Prepaid advertising                                                            802,793          952,793
     Prepaid expenses                                                               144,464                -
     Other current assets                                                           595,554                -
                                                                               --------------   ------------
Total current assets                                                              1,826,978        1,029,762

Property and equipment, net                                                       1,958,080          881,478
Note receivable - officer                                                            66,270           62,549
Deferred Offering Costs                                                             904,202          239,643
Goodwill, net                                                                       211,000          526,250
                                                                               --------------   ------------
                                                                               $  4,966,530     $  2,739,682
                                                                               --------------   ------------
                                                                               --------------   ------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
     Accounts payable                                                          $  1,741,466     $  1,022,639
     Accrued expenses                                                             1,587,792           86,649
     Deferred advertising revenue                                                   241,476                -
     Current maturites of capital lease obligation                                  132,698           96,506
                                                                               --------------   ------------
Total current liabilities                                                         3,703,432        1,205,794

Advances from Navarre                                                            13,258,626        5,234,840
Capital lease obligations, less current portion                                     104,349          128,564

Shareholders' equity (deficit):
     Common stock, no par value;
         Authorized shares - 20,000,000
         Issued and outstanding shares - 5,927,900 at September 30, 1999 and
         5,922,500 at December 31, 1998, respectively                             3,288,975        2,134,150
     Accumulated deficit                                                        (15,388,852)      (5,963,666)
                                                                               --------------   ------------
Total shareholders' equity (deficit)                                            (12,099,877)      (3,829,516)
                                                                               --------------   ------------
Total liabilities and shareholders' equity (deficit)                           $  4,966,530     $  2,739,682
                                                                               --------------   ------------
                                                                               --------------   ------------

                             See accompanying notes.

                             NETRADIO CORPORATION
                           STATEMENTS OF OPERATIONS



                                             Three Months Ending         Nine Months Ending
                                                September 30,               September 30,

                                            1999           1998          1999             1998
                                        -----------    -----------    -----------     -----------
                                                 (unaudited)                  (unaudited)
Net revenues
     Product sales                      $   172,220    $     5,698    $   430,827     $     5,698
     Internet advertising                   201,854         44,929        348,913         157,725
                                        -----------    -----------    -----------     -----------
     Total net revenues                     374,074         50,627        779,740         163,423

Cost of revenues                            158,232         13,937        400,648          23,995
                                        -----------    -----------    -----------     -----------
Gross profit                                215,842         36,690        379,092         139,428

Operating expenses
     Operations and technical support     2,071,721        352,202      4,067,238         957,940
     Sales and marketing                  1,166,045         88,670      1,951,483         246,343
     General and administrative             906,874        362,726      3,183,351         958,217
                                        -----------    -----------    -----------     -----------
     Total operating expenses             4,144,640        803,598      9,202,072       2,162,500
                                        -----------    -----------    -----------     -----------
Loss from operations                     (3,928,798)      (766,908)    (8,822,980)     (2,023,072)

Other (income) expenses: interest           288,050          5,663        602,206          18,832
                                        -----------    -----------    -----------     -----------
Net loss before taxes                    (4,216,848)      (772,571)    (9,425,186)     (2,041,904)

Income tax expense                                -              -              -               -
                                        -----------    -----------    -----------     -----------
Net loss                                $(4,216,848)   $  (772,571)   $(9,425,186)    $(2,041,904)
                                        -----------    -----------    -----------     -----------
                                        -----------    -----------    -----------     -----------

Loss per share-basic and dilluted:      $     (0.71)   $     (0.13)   $     (1.59)    $     (0.35)
                                        -----------    -----------    -----------     -----------
                                        -----------    -----------    -----------     -----------

Weighted average shares outstanding       5,925,249      5,889,022      5,925,249       5,884,698
                                        -----------    -----------    -----------     -----------
                                        -----------    -----------    -----------     -----------


                           See accompanying notes.

                             NETRADIO CORPORATION
                           STATEMENTS OF CASH FLOWS




                                                                      Nine Months Ended
                                                                         September 30,
                                                             -------------------------------------
                                                                   1999                1998
                                                             ----------------     ----------------
                                                                           (unaudited)
OPERATING ACTIVITIES
Net loss                                                     $     (9,425,186)    $     (2,041,904)
Adjustment to reconcile net loss to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                    773,290              482,653
     Stock option compensation                                      1,138,625                    -
Change in operating assets and liabilities:                                 -
     Accounts receivable                                             (170,595)             (31,352)
     Prepaid expenses                                                   5,536             (174,771)
     Trade accounts payable                                           718,827             (124,848)
     Accrued liabilities and other                                  1,501,143               16,897
     Deferred revenue                                                 241,476                    -
     Other assets                                                    (595,554)              28,902
                                                             ----------------     ----------------
        Net cash used in operating activities                      (5,812,438)          (1,844,423)

INVESTING ACTIVITIES
     Note receivable - officer                                         (3,721)                   -
     Purchase of property and equipment                            (1,452,467)            (248,097)
                                                             ----------------     ----------------
        Net cash used in investing activities                      (1,456,188)            (248,097)

FINANCING ACTIVITIES
     Payments on notes payable                                              -              (57,855)
     Payment on capital lease obligations                             (70,198)             (74,711)
     Deferred offering costs                                         (664,559)                   -
     Proceeds from stock issuances                                     16,200                    -
     Advances from Navarre                                          8,023,786            2,228,764
                                                             ----------------     ----------------
        Net cash provided by financing activities                   7,305,229            2,096,198
                                                             ----------------     ----------------
Net increase in cash and cash equivalents                              36,603                3,678

Cash and cash equivalents at beginning of period                       50,756                4,253
                                                             ----------------     ----------------

Cash and cash equivalents at end of period                   $         87,359     $          7,931
                                                             ----------------     ----------------
                                                             ----------------     ----------------


Fixed assets aquired under capital lease                     $         82,175     $              0


                           See accompanying notes.

                              NETRADIO CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1.    BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements for the year ended December 31, 1998 included in the Company's Prospectus dated October 14, 1999. In the opinion of management, the interim condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the operating results for the year ending December 31, 1999.

NOTE 2.   STOCK OPTIONS AND GRANTS

In September 1999, NetRadio Corporation recognized $259,000 in compensation expense associated with the acceleration of vesting in stock options as part of an executive officer's severance agreement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         NetRadio Corporation is a leading Internet broadcaster of originally programmed audio entertainment through its Web Site, http://www.NetRadio.com. NetRadio.com is an Internet Marketing platform that uses audio content to attract a large and diverse audience and retain listeners onsite for extended periods of time. More than 1,000,000 unique listeners per month access NetRadio.com's 120 channels of music and information on demand, 24 hours a day, seven days a week. The site connects with music enthusiasts through 15 interactive music communities ranging from Jazz, Modern Rock and New Age to Vintage Rock and Classical. The innovative NetRadio.com marketing platform combines a broad musical offering with a proprietary online music store, CDPoint, that enables listeners to "listen, click and buy" the music they hear.

Our revenues are generated from sales of audio merchandise through our online store, CDPoint, and from Internet Advertising. Our Internet advertising revenues consist of banner advertisements placed on our Web site, special promotional advertisements and audio advertisements.

We recognize banner advertising revenues over the period in which the advertisement is displayed on our Web site. We derive promotional advertising revenues from product or artist related promotions, and recognize these revenues over the term of the promotion. We derive audio advertising revenues from the sales of advertising spots, and recognize these revenues when the audio advertising is broadcast.

We believe that our success will depend largely on our ability to program and broadcast original audio content to attract and retain listeners and to generate e-commerce and advertising revenues. Accordingly, we intend to invest heavily to develop and maintain content and network infrastructure and to expand e-commerce. We expect to continue to incur substantial operating losses for the foreseeable future.

In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results, including gross margin and operating margin, are not necessarily meaningful and should not be relied upon as indications of our future performance.

RESULTS OF OPERATIONS

NET REVENUES

         Net revenues increased to $374,074 for the three months ended September 30, 1999 from $50,627 for the three months ended September 30, 1998, a 639% increase, and consisted of product sales and Internet advertising revenues. Net revenues increased to $779,740 for the nine months ended September 30, 1999 from $163,423 for the nine months ended September 30, 1998, a 377% increase.

         PRODUCT SALES. Product sales for the three months ended September 30, 1999 consisted of $172,220 of sales of audio merchandise, including shipping and handling costs, compared with $5,698 in product sales for the three months ended September 30, 1998. Product sales for the nine months ended September 30, 1999 consisted of $430,827 of sales of audio merchandise, including shipping and handling costs, compared with $5,698 in product sales for the nine months ended September 30, 1998. We began selling audio merchandise in the third quarter of 1998 when we opened our online store, CDPoint, which became fully operational in November 1998.

          INTERNET ADVERTISING. Internet advertising revenues for the three months ended September 30, 1999 were $201,854 compared to $44,929 for the three months ended September 30, 1998, an increase of 349%. Internet advertising revenues for the nine months ended September 30, 1999 were $348,913, compared to $157,725 for the nine months ended September 30, 1998, an increase of 121%. Internet advertising revenues reflect audio and banner advertising sales as well as promotional advertising revenues.

COST OF REVENUES

         Cost of revenues includes the cost of audio merchandise that we sell, including fulfillment costs through third party vendors which ship directly to our customers, and include costs incurred in connection with the development of specific advertising or promotional campaigns. Costs of revenues increased to $158,232 for the three months ended September 30, 1999 from $13,937 for the three months ended September 30, 1998. Costs of revenues increased to $400,648 for the nine months ended September 30, 1999 from $23,995 for the nine months ended September 30, 1998. The increase in cost of revenues was due primarily to the increased product sales associated with the opening of our online music store.

OPERATING EXPENSES

         OPERATIONS AND TECHNICAL SUPPORT. Operations and technical support expenses consist primarily of data communications expenses, personnel expenses associated with broadcasting, software and content license fees, operating supplies and overhead. Operations and technical support expenses were $2,071,721 for the three months ended September 30, 1999, compared to $352,202 for the three months ended September 30, 1998. Operations and technical support expenses were $4,067,238 for the nine months ended September 30, 1999, compared to $957,940 for the nine months ended September 30, 1998. The increase in operations and technical support expenses were due primarily to the building of technical and personnel infrastructure necessary to meet listener demand and provide e-commerce opportunities to listeners.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of personnel expenses associated with Internet advertising and the marketing of our Web site. Sales and marketing expenses were $1,166,045 for the three months ended September 30, 1999, compared to $88,670 for the three months ended September 30, 1998. The increase in sales and marketing expenses in the three month period was due primarily to online advertising of $575,845 that did not occur in the prior year period and the growth in our sales force and marketing staff. Sales and marketing expenses were $1,951,483 for the nine months ended September 30, 1999, compared to $246,343 for the nine months ended September 30, 1998. The increase in sales and marketing expenses for the nine month period was due primarily to online advertising of $725,045, the use of $150,000 in advertising from ValueVision, and the growth in our sales force and marketing staff.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of administrative personnel expenses, professional fees, depreciation and amortization, and expenditures for facility costs. General and administrative expenses were $906,874 for the three months ended September 30, 1999, compared to $362,726 for the three months ended September 30, 1998. General and administrative expenses were $3,183,351 for the nine months ended September 30, 1999, compared to $958,217 for the nine months ended September 30, 1998. The increase in general and administrative expenses for the three month period was partially due to the recognition of $259,000 in non-cash compensation expense associated with the acceleration of vesting in stock options as part of an executive officer's severance agreement. The increase in general and administrative expenses in the nine month period was due primarily to a recognition of $1,138,625 in non-cash compensation expense associated with the issuance of stock options to employees and directors with exercise prices below the estimated fair market value of our common stock on the date of grant, and the acceleration of vesting of stock options as part of an executive officer's severance agreement. The remaining increases reflect the costs associated with adding key personnel and building infrastructure.

         Interest expense for the three months ended September 30, 1999 was $288,050, compared to $5,663 for the three months ended September 30, 1998. Interest expense for the nine months ended September 30, 1999 was $602,206, compared to $18,832 for the nine months ended September 30, 1998. The increase in both the three and nine month periods was due to the accrual of interest expense associated with the advances from Navarre Corporation, which had provided funds to us prior to completion of our initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had a working capital deficit of $1,876,454 at September 30, 1999, compared to a working capital deficit of $176,032 at December 31, 1998.

         Net cash used in operating activities was $5,812,438 and $1,844,423 for the nine months ended September 30, 1999 and 1998, respectively. Net cash used in operating activities for the nine months ended September 31, 1999 was primarily composed of our net losses offset in part by depreciation and amortization, an increase in accounts payable and accrued expenses and non-cash compensation expense associated with the issuance of stock options.

         Accounts receivable grew to $196,808 at September 30, 1999 from $26,313 at December 31, 1998 and consisted primarily of agency-placed advertising revenue accounts. Advertising revenues placed by an agency typically are collected in 60 to 90 days. We expect advertising revenue accounts generally to be collected within 60 to 90 days in the future.

         The increase in prepaid expenses, other current assets, deferred revenue and accrued expenses from December 31, 1998 to September 30, 1999 was primarily due to the execution of two contracts with RealNetworks in May 1999.

         The increase in accounts payable to $1,741,466 at September 30, 1999 from $1,022,639 at December 31, 1998 was due primarily to higher operating expenses as we developed the infrastructure necessary to manage the growth of our business.

         Net cash used in investing activities for the nine months ended September 30, 1999 and 1998 was $1,456,188 and $248,097, respectively. Net cash used in investing activities in these periods was related primarily to purchases of property and equipment.

         We generated net cash from financing activities of $7,305,229 and $2,096,198 for the nine months ended September 30, 1999 and 1998, respectively. Net cash from financing activities for the nine months ended September 30, 1999 was generated primarily from $8,023,786 in advances from Navarre.

         We believe that the net proceeds from our October 14, 1999 initial public offering, together with our current cash and cash equivalents, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 18 months. In connection with the offering, we converted $5,234,840 in debt owed to Navarre Corporation into equity, and ValueVision International, Inc. agreed to purchase 550,000 additional shares of our common stock for $500,000, both occurring at the closing of the offering. In connection with the offering, we agreed to enter into a Multiple Advance Term Note with Navarre. Under the Note, we agreed to repay to Navarre all amounts advanced to us beginning January 1, 1999, plus accrued interest on the $5,234,840 of principal indebtedness incurred through December 31, 1998. The Note bears interest at midwest prime plus one half percentage point. The principal balance of the Note, including accrued interest through October 14, 1999, is approximately $9.6 million. The principal of the Note is due on June 1, 2001.

         We may need to raise additional funds, in the future, through public or private financings, or other arrangements. There can be no assurance that these additional financings, if needed, will be available on terms attractive to us, if at all. Our failure to raise capital when needed could have a material adverse effect on our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current shareholders will be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common stock.

YEAR 2000 COMPLIANCE

         STATE OF READINESS. Our information technology, or IT, systems (servers, encoders, routers, etc.) and non-IT systems (desktop computers, printers, etc.) consist of software developed either in-house or purchased from third parties, and hardware purchased from vendors. Our systems and other business resources rely upon IT systems and non-IT systems provided by service providers and, therefore, may be vulnerable to those service providers' failure to remedy their own presently unknown Year 2000 issues. These service providers include those for our network elements and e-mail services and the landlord for our leased office spaces. We have contacted our principal vendors of hardware and software, who have notified us that the hardware and software that they have supplied to us is either presently Year 2000 compliant or will be compliant before the Year 2000. However, we may nonetheless be affected by presently unknown Year 2000 issues related to non-compliant IT systems or non-IT systems operated by us or by third parties. We currently have underway a substantial assessment of our internal and external (third-party) IT systems and non-IT systems. At this point in our assessment, we are not aware of any Year 2000 problems relating to systems operated by us or by third parties that would have a material adverse effect on our business, results of operations, or financial conditions without taking into account our efforts to avoid Year 2000 problems.

         COST. Based on our assessment to date, we do not anticipate that costs associated with remediating our non-compliant IT systems and non-IT systems will be material.

         RISKS. To the extent that our Year 2000 assessment is finalized without identifying any additional material non-compliant IT systems operated by us or third parties, the most reasonably likely worst case Year 2000 scenario is a systems failure beyond our control, such as a prolonged telecommunications or electrical failure. A failure of this kind could prevent us from operating our business or prevent users from accessing our Web site. We believe that the primary business risks, in the event of a failure, would include, but not be limited to, lost advertising and audio merchandising revenue, increased operating costs, loss of customers or persons accessing our Web site, or other business interruption of a material nature, as well as claims of mismanagement, misrepresentation or breach of contract.

         CONTINGENCY PLAN. As discussed above, we are engaged in an ongoing Year 2000 assessment. We plan to conduct a full-scale Year 2000 simulation of our IT systems. The results of this simulation and assessment will be taken into account in determining the nature and extent of any contingency plans.

CAUTIONARY STATEMENT

         This Form 10-Q contains forward-looking statements within the meaning of federal securities laws. These statements include statements regarding intent, belief, or current expectations of the Company and its management. These forward-looking statements are not guarantees of the future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Please refer to the Management's Discussion and Analysis section of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for cautionary statements on important factors to consider in evaluating the forward-looking statements included in this Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Change in Securities and Use of Proceeds

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         On October 19, 1999, NetRadio Corporation closed on its initial public offering of 3,200,000 shares of common stock at a price of $11.00 per share.

Item 6. Exhibits and Reports on Form 8-K

         A.   Exhibits are included

                  Exhibit 27: Financial Data Schedule

         B.   Report on Form 8-K

                      None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: _11/15/99_                NETRADIO CORPORATION

                                 By      /s/ Edward A. Tomechko
                                   -------------------------------------------
                                    Edward A. Tomechko
                                    Chief Executive Officer and President
                                    (Principal Executive Officer)

                                 By     /s/ Michael P. Wise
                                   -------------------------------------------
                                    Michael P. Wise
                                    Chief Financial Officer and Vice President
                                    (Principal Financial and Accounting Officer)