Form 10-Q/A
period 1999-09-30
NETRADIO CORP
filed 1999-12-10
CIK 1002636

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                          AMENDMENT NO. 1 TO FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1999

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ------------------

Commission file number: 0-27575
                        -------

                              NETRADIO CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)

Minnesota                                                           41-1819471
--------------------------------------------------------------------------------
(State of incorporation or organization)    (I.R.S. Employer Identification No.)

43 Main Street, SE, Suite 149,Minneapolis, Minnesota                     55414
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

(612) 378-2211
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

         THE COMPANY HAS AMENDED THE FOLLOWING:

         LIQUIDITY AND CAPITAL RESOURCES -
         PARAGRAPH NO. 8.

         CAUTIONARY STATEMENT

SIGNATURES

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

         In connection with the offering, ValueVision International, Inc. agreed to purchase 550,000 additional shares of our common stock for $500,000, which occurred at the closing of the offering.

         In connection with the offering, we entered into a separation agreement with Navarre in March 1999 under which Navarre agreed to contribute to the capital of NetRadio $5,234,840 of principal indebtedness owed by NetRadio to Navarre as of December 31, 1998. In connection with the execution of the separation agreement, NetRadio and Navarre agreed to enter into a Multiple Advance Note. Under the separation agreement, NetRadio and Navarre agreed at the closing of the initial public offering that a Term Note would replace this Multiple Advance Note. Under the Term Note, NetRadio agreed to repay to Navarre all amounts advanced to NetRadio beginning January 1, 1999, plus accrued interest on $5,234,840 of principal indebtedness incurred through December 31, 1998. The Term Note bears interest at Midwest prime plus one half-percentage point. Interest payments are due monthly. The principal balance of the Term Note, approximately $9.6 million, is due on November 14, 2001.

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


CAUTIONARY STATEMENT

         This Form 10-Q contains forward-looking statements within the meaning of federal securities laws. These statements include statements regarding intent, belief, or current expectations of the Company and its management. These forward-looking statements are not guarantees of the future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Please refer to the "Risk Factor" section of the Company's prospectus dated October 14, 1999 for cautionary statements on important factors to consider in evaluating the forward-looking statements included in this Form 10-Q.

                                 SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  12/7/99                NETRADIO CORPORATION


                           By      /s/ Edward A Tomechko
                              ---------------------------------------------
                               Edward A. Tomechko
                               Chief Executive Officer and President
                               (Principal Executive Officer)


                           By     /s/ Michael P. Wise
                              ---------------------------------------------
                               Michael P. Wise
                               Chief Financial Officer and Vice President
                               (Principal Financial and Accounting Officer)