Form 10-K405
period 1999-12-31
NETRADIO CORP
filed 2000-03-30
CIK 1002636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File No. 0-23928

NetRadio Corporation
(Name of Small Business Issuer in its Charter)

Minnesota	41-1819471

(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

43 Main Street, South East, Suite 149 Minneapolis, Minnesota 55414
(Address of Principal Executive Offices)

(612) 378-2211
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.01 Par Value
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X      No____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Issuer’s revenues for its most recent fiscal year were $1,448,856.

The aggregate market value of voting stock held by non-affiliates of the Issuer as of March 1, 2000, was $16,009,400.

The number of shares outstanding of the Issuer’s only class of common stock on March 1, 2000, was 10,008,900.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement for its 1999 Annual Meeting of Shareholders (the “Proxy Statement”), are incorporated by reference in Part III.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

      We are a leading broadcaster of originally programmed audio entertainment over the Internet through our Web site, www.netradio.com. We use content to attract a large, diverse audience and retain them on our site for extended periods of time. In December 1999, over 1.3 million unique listeners accessed our more than 100 channels of music and information on demand, available 24 hours a day, seven days a week, and spent an average of more than 1 1/2 hours per daily visit.

      The site connects music enthusiasts with 15 interactive music “lifestyle communities” ranging from Jazz, Modern Rock and New Age to Vintage Rock and Classical. With our on-screen player, listeners can see the title and artist of every song as it plays. Users can simply click at any time to seamlessly purchase what they’re hearing from an inventory of more than 250,000 music titles and 1 million sound samples at our on-line music store, CDPoint™.

      Through our music and information channels, we provide our advertising and marketing partners the ability to reach focused segments of users defined by specific demographic and lifestyle characteristics. In addition, our site allows advertisers to utilize the combined strength of audio messaging with banner advertising, thus closing the loop between message and action.

Our Market

      The Internet has quickly evolved from a relatively simple mechanism for the delivery of text-based Web pages and electronic mail to a multimedia platform, providing an interactive world of information, entertainment and commerce. The resulting convergence of every day computer applications with communication, entertainment and commerce platforms permits the Internet to deliver content in such areas as music, sports, games, hobbies and shopping opportunities. The development of streaming audio media, a new technology that permits the simultaneous transmission and playback of digitized audio and video streams, allows the Internet to broadcast music, information, advertising and other content to hundreds of thousands of simultaneous listeners worldwide.

      Streaming audio combines the Internet’s interactivity with traditional, more passive radio listening. Music broadcasts can serve as a unifying vehicle, drawing Internet listeners into lifestyle communities of similar musical tastes and allowing them to interact with one another. Communities segregated by specific musical tastes or interests provide Internet businesses with a target for direct marketing and advertising programs. According to a study performed in January 2000 by Arbitron/Edison Media Research, “Streamies,” Internet users who listen to Internet radio, are highly responsive to online advertising and purchase more on the Web than Internet users who are not listening online.

Music and Programming

      By focusing on our breadth of music and information content, we seek to capture a wide audience across a variety of musical tastes. Our programming has been developed by a team of ten full-time and four part-time experienced, award-winning content and programming professionals. These music programmers bring specific musical expertise and an average of more than 17 years of experience to us. Their awards have included national awards and nominations from Billboard Magazine (Major Market Country Programmer of the Year-Nominee)

and Gavin Magazine (Programmer of the Year-multiple winner and nominee), as well as Minnesota Music awards (Club DJ of the Year-Winner). As a result of our programmers’ musical expertise, NetRadio was recently recognized in the Forbes February 28, 2000 “Best of the Web” edition as a “Best of the Web” site. NetRadio was the only music or internet radio-related site to win the “Best of the Web” designation. In describing the NetRadio.com site, Forbes noted that the site has the widest selection of music on the internet and that the music is passionately and expertly programmed.

      Our programming team has experience in traditional radio programming as well as at club and concert venues. Members of our programming team have served as music directors of leading “top 40,” classic rock, jazz, country and alternative radio stations in large and small markets throughout the United States. We believe that our expertise in music and radio programming distinguishes us from many of our competitors.

      Our music professionals use the same song rotation software used by traditional broadcast radio stations to program songs into light, medium and heavy rotation patterns. This software enables them to include the music genre or channel identifiers and artist endorsements within the channel and to easily insert advertising messages into the music programming.

      Music Genres and Channels. The NetRadio.com site is a complete music resource, providing listeners with more than 100 channels of music and information 24 hours a day, seven days a week. NetRadio.com appeals to a wide range of musical tastes, ages and demographics. Visitors to the site can access music, news and information within NetRadio.com’s 15 music genres. Within a music genre, each music or information channel contains content that can be targeted to specific audience lifestyle segments and linked to potential advertising and e-commerce revenue opportunities.

      The number of songs within each channel ranges from 150 to over 1,000. The breadth of our selection is significant compared to traditional broadcast radio station play lists which typically include only 40 to 80 songs. The order and frequency of the music is designed by our programming staff to reflect current trends in the music business and the tastes of our listeners. We update information channels daily.

      Except for Channel One, our broadband channel, all channels can be heard using a 28.8kbps narrow bandwidth modem through a telephone line. Channel One is a special “higher quality” 40kbps stereo audio streaming channel featuring music from NetRadio’s most popular music channels, and requires a high-speed connection.

      NetRadio’s channels as of March 1, 2000, grouped by genre, are listed below.

BLUES	ELECTRONICA/DANCE	JAZZ (Cont.)

(Cont.)

Blues	DJ Mix	Divas

Blues Revival	Drum ‘n’ Bass	Horns

Chicago Blues	Dub Electric	Jazz Rock

New Blues	Electronica	Kidz Hits

Rockin’ Blues	Experimental	Lounge

Solid Gold Soul	Funk	New Age

Zydeco	Groovin’ 70’s	Quiet Storm

	Hardcore	Smooth Jazz

BROADWAY/MOVIES	Hearts Of Space	Soundtracks

Big Band	Hip Hop	Swing

Classic Crooners	House

DotComedy	Industrial	KIDS

Kidz Hits	Kidz Hits	Kidz Hits

Lounge	Mix Masters

Showtunes	New Wave

Soundtracks	Party Hits	NEW AGE

Swing	Solid Gold Soul	Acoustic

	Soundtracks	Ambient

CHRISTIAN/GOSPEL	Starstreams	Celtic

Christian Hits	Techno	Hearts Of Space

	Teen Scene	Native American

CLASSICAL	Trance Acid	New Age

Baroque And Before	Trip Hop	Soundtracks

Chamber	Urban	Starstreams

Chant

Classical Notes	FOLK	POP

Maestro	Acoustic	80’s Hits

Opera	Alternative Country	Adult Alternative

Piano	Celtic	Big Band

Quiet Classics	Folk	British Invasion

Soundtracks	Kidz Hits	Christian Hits

Symphony	Soundtracks	Disco

	Woodstock 69	Fab 60’s

COUNTRY	Zydeco	Funk

60’s Country		Groovin’ 70’s

70’s Country	HOLIDAY	Hits

Alternative Country	Country Holiday	Lite Hits

Bluegrass	Holiday Hits	Lounge

Route 1 Country	Jazz Holiday	New Wave

	Manheim Steamroller	Party Hits

ELECTRONICA/DANCE	New Age Holiday	Power Hits

Acid Jazz		Pre-Fab 60’s

Ambient	JAZZ	Quiet Storm

Big Beat/Breaks	Acid Jazz	Rockin’ Rhythm 50’s

Club Mix	Big Band	Showtunes

Disco	Café Jazz	Smooth Jazz

Classic Crooners

POP (Cont.)	RAP/HIP HOP	ROCK (Cont.)

Smooth Urban Hits	Acid Jazz	The X

Solid Gold Soul	Hip Hop	Vintage Rock

Soundtracks	Power Hits	Woodstock 69

Surf	Rap	Woodstock 99

Swing	Teen Scene

Teen Scene	Trip Hop	WORLD

The X	Urban	Acoustic

Trip Hop		Ambient

Urban	ROCK	Celtic

Vintage Rock	80’s Hits	Dub Electric

Woodstock 69	Adult Alternative	Earthbeat

Woodstock 99	Alternative Country	Hawaiian

	British Invasion	Hearts Of Space

R&B	Dub Electric	Kidz Hits

80’s Hits	Fab 60’s	Latin

Disco	Groovin’ 70’s	Native American

Fab 60’s	Guitar Heroes	New Age

Folk	Hard Rock	Reggae

Funk	Hits	Ska

Groovin’ 70’s	Industrial	Soundtracks

Hip Hop	Lite Hits	Starstreams

Hits	Mix Master	Zydeco

Kidz Hits	New Wave

Lite Hits	Party Hits	NEWS AND INFO

Party Hits	Power Hits	Classical Notes

Power Hits	Pre-Fab 60’s	Country Music News

Pre-Fab 60’s	Progressive Rock	Hits Music News

Quiet Storm	Psychedelic	Jazz Notes

Rap	Punk	Kidz News

Rockin’ Rhythm 50’s	Reggae	Music Industry News

Solid Gold Soul	Rockin’ Blues	NetRadio Today

Soundtracks	Rockin’ Rhythm 50’s	Today in Rock

Teen Scene	Ska

Trip Hop	Soundtracks

Urban	Surf

Woodstock 69	Teen Scene

C-Commerce, Product Sales and Fulfillment

      We believe that our c-commerce (content enabled commerce) strategy is effective because of the linkage between playing a song, or viewing or listening to an advertising message, and providing the listener the opportunity to immediately purchase the music, product or service being promoted. Listeners do not need to be visually connected to NetRadio’s Web pages in order to receive audio content and promotional messages. Listeners stay connected to audio content for extended periods of time while NetRadio exposes them to commerce, advertising and promotional messages.

      CDPoint. With NetRadio.com’s On-Screen Player, listeners can see the title and artist of every song as it plays Users can simply click at any time to seamlessly purchase what they’re hearing from an inventory of more than 250,000 music titles and 1 million sound samples at our on-line music store, CDPoint™.

      Shipping, Distribution and Fulfillment. We maintain no product inventory. Rather, the products we sell are owned and held by outside vendors who ship directly to purchasers. When a customer’s purchases are completed, the order is electronically communicated to one of our fulfillment partners. Music orders are electronically sent first to Navarre Corporation and then, if not completely available in Navarre’s inventory, to Valley Media. The fulfillment partner ships products for delivery to the purchaser within two to 10 business days. United Parcel Service, the United States Postal Service or a comparable ground service handles delivery. Title and risk of loss for all products shipped by Navarre and/or Valley Media shall pass to NetRadio upon delivery of the products to the carrier at the point of shipment. NetRadio establishes pricing for all product sales and assumes all credit risk and risk of returned product.

      Database Development and Maintenance. To more efficiently generate commerce opportunities, we are building revenues by developing a database reflecting our customer preferences. We intend to use customer information for internal purposes only, such as targeted marketing campaigns and other advertising programs. We disclose to all visitors and consumers that we are collecting this information.

      Our servers record where visitors to our Web site originate, where they go, what they listen to and what advertising they click on. From CDPoint, we accumulate product, order size, shipping destination and customer demographic information. We use information about visitors and listeners to enhance our content offerings, advertising strategies, marketing campaigns and Web site design and navigation elements. Product and demographic information helps us conduct one-to-one marketing campaigns with customers. In addition, we use this information to project purchase patterns and to ensure maximum product availability, selection and shipping efficiencies.

Advertising and Promotion

      NetRadio.com is an internet marketing platform that uses content to attract a growing, lifestyle segmented audience retaining them on site for extended periods of time. Our marketing platform provides our advertisers and marketing partners with the ability to reach focused segments of users defined by specific demographic and lifestyle characteristics. NetRadio.com allows advertisers to utilize the combined strength of audio messaging with banner advertising, closing the loop between message and action.

      Banner Advertising. Visitors to our Web site are exposed to banner advertising messages placed on our Web pages. Banner advertising allows a user to travel immediately to the Web site displayed in the banner. These banners are sold to advertisers primarily by our sales staff and through a third party contractor, 24/7 Media, a nationally recognized advertising placement firm.

      Audio Advertising. We incorporate audio advertisements into our programming. We believe that audio advertising is well suited to advertisers since it reaches listeners who are running multiple applications. Unlike banner advertising, which requires the viewer to be visually connected to the Web site, audio advertising allows the listener to hear streamed audio advertising while he or she is working on other applications. Our innovative advertising format combines audio advertisements with links to our advertisers’ Web sites, encouraging an immediate consumer response.

      Targeted Promotional Advertising. We have developed targeted promotions as another means to generate revenues. In a targeted promotion, a record label pays for space and audience exposure within our Web site. For example, NetRadio might prominently feature a compact disc, artist or song on a Web page. We believe that these special promotions are attractive to record labels which are promoting particular artists or compact discs.

Strategic Alliances

      We have entered into several strategic alliances in the areas of content and programming, Internet traffic and technology, and product fulfillment and distribution.

      Content and Programming Alliances. We have alliances with major record labels and other content providers that help us continue to develop our programming. Some of the record labels that have participated in featured promotions include: A&M, American Gramaphone, Arista, Atlantic, AWA, Beacon, Blue Note, Brentwood, Capitol, Caroline, CDM, CMC, DA Music, Damian, Decca, Dreamworks, Durkin Hayes, Elektra, EMD Distribution, EMI/Angel, Forbidden, GRP, Interscope, J Bird, Jellybean, Leviathan, Macola, MCA, MED, Mercury, Mission, Moonshine, Motown, Nettwork, Nonesuch, Public Music, RCA, Relativity, Rhino, RLM, Solid Disc, Un-D-Nyable, Unison, V-Wax, Van Richter, Vesper Alley, Virgin, Warner Brothers and Windham Hill.

      Internet Alliances. We have entered into internet alliances to attract listeners and customers, build brand loyalty, and improve the quality of our broadcasts, The Company’s Internet alliances include:

•	Microsoft. We have a broad technology and marketing agreement with Microsoft Corp. that allows us to offer our channels in the Windows Media format and to be prominently featured on , the MSN™ network guide to online media content. In addition, our content will be promoted by Microsoft through a preset button in the “Radio Tuner” feature of the Radio Station Guide for the IE5 version of the WindowsMedia.com site. As a result of this relationship, 50 million Windows Media Player users will be able to enjoy the wide range of music offered by NetRadio.com.

•	RealNetworks. RealNetworks licenses software that allows our listeners to hear our audio streams. In addition to providing technology, we believe that RealNetworks is an important source of traffic to our Web site. We have 14 channel pre-sets on RealPlayer 7, a recent version of RealNetworks’ audio player.

•	AT&T. We have an agreement with AT&T under which AT&T provides scalable bandwidth, round-the-clock technical support and redundant back-up servers to meet our increasing listener demand.

•	@Home Network. We offer two 80kbps channels to @Home Network, a division of @Home Corporation. @Home provides high-speed, fully-integrated multimedia Internet and online services using cable television technology. @Home subscribers have the opportunity to listen to our programming through a higher quality connection than is normally available through a standard telephone line.

•	Sonicbox, Inc. In September 1999, we entered into a memorandum of understanding with Sonicbox, under which we agreed to commence negotiations toward the execution of a definitive agreement with Sonicbox whereby we would allow Sonicbox to retransmit our content. If a definitive agreement is executed, the parties also have agreed to negotiate the development of a business model focusing on music sales, direct marketing and targeted advertising. Sonicbox is engaged in the development of a personal computer accessory that would enable computer listeners to connect audio streams from a computer to the tuner on nearby FM radios.

•	INTERVU Inc. In January 2000, we entered a streaming media distribution agreement with INTERVU Inc. to stream our audio content through their distributed network. This agreement provides us additional bandwidth capacity and redundancy in our streaming technology network.

•	IBeam Broadcasting Corporation. In February 2000, we entered a streaming media distribution agreement with iBeam Broadcasting Corporation to stream our audio content through their streaming media network. IBeam’s sophisticated distribution model utilizes a hybrid satellite and fiber network to stream media to the edges of the Internet in the most efficient manner possible. This agreement provides us additional bandwidth capacity and redundancy in our streaming technology network.

•	Kerbango, Inc. In February, 2000, we entered a strategic relationship with Kerbango, Inc., creator of the world’s first standalone Internet radio. Under this relationship, the Kerbango standalone Internet radio device will prominently feature all of NetRadio’s 120 channels of music. The Kerbango radio can be plugged in anywhere in the home or office – only a power outlet and standard Internet connection – dial-up, cable modem, DSL, home network, or other connection. – is needed.

      Fulfillment Alliances. We have entered into fulfillment alliances to sell products and provide customer service. By integrating multiple fulfillment sources, we increase product fill rates and enhance customer service.

•	Navarre. In December 1998, we entered into a five-year product fulfillment agreement with Navarre, our majority shareholder, for fulfillment of music purchases. We look to Navarre first for order fulfillment and delivery. We currently buy approximately 5 to 10% of our music products through Navarre. Purchases through Navarre improve our margins because we pay lower shipping and handling fees to Navarre than we pay to Valley Media. We also pay a lower acquisition cost for purchases of titles available exclusively through Navarre. Finally, through Navarre we gain access to artists and independent and national record labels.

•	Valley Media. In 1998, we entered into a distribution agreement with Valley Media to provide an alternative fulfillment source for products that are not available through Navarre. Valley Media is the leading online fulfillment source for music and other entertainment software products. Valley Media has approximately 250,000 stock keeping units in inventory, and a wide selection of music, videos, DVDs, and music-related merchandise.

•	Liquid Audio. We have an agreement with Liquid Audio under which our visitors are able to link to the Liquid Audio Web site and download over 20,000 authorized music tracks using Liquid Audio’s Liquid Player.

Technology and Network Infrastructure

      Audio streaming is the one-way transmission of digitized audio data over the Internet. The audio data begins in digitized form at the source or Internet server. Upon transmission, the audio is divided into groups of data delivery packets that are transmitted over the Internet to the receiving computer of the listener. The receiving computer buffers the initial portion of the transmitted audio data before sending it to the speakers. This buffering compensates for momentary delays in packet delivery. Audio streaming technology permits the simultaneous transmission and playback of continuous streams over the Internet.

      Most transmissions over telephone lines occur at a rate of 28.8kbps. Transmissions also occur at higher speeds using digital subscriber line, or DSL, cable modem and broadband technologies. Audio clarity varies with speed of transmission. Audio streaming differs from traditional radio broadcasting in its ability to be transmitted to a worldwide audience. RealNetworks pioneered the development of audio streaming technology in 1995. This technology has transformed the Internet from a graphic and text-based information platform into a multimedia audio/visual platform.

      Our Web site is currently running on a Microsoft NT platform. E-commerce data stores are hosted in a secure Oracle environment.

      We have developed proprietary software, together with commercially available music scheduling products to produce a traditional style broadcast with real-time streaming information. Our audio content is programmed and housed on Microsoft NT workstations connected to an internal network. Audio streams are encoded in Microsoft and Real Networks streaming formats and are distributed to either our self hosted farms or to one of our third party streaming partners.

      We have one-year contracts in place with Ibeam Broadcasting Corporation and INTERVU Inc. to provide additional streaming capabilities to supplement our own streaming farms. These partnerships allow NetRadio to take advantage of aggressive scalability and pricing plans without the need for up-front capital expenditures. Both Ibeam and Intervu provide 24-hour network and streaming services support to NetRadio.com.

      We currently contract with AT&T to provide remote hosting and ISP services.

      NetRadio.com staffs a fulltime Network Operations Center (NOC) to ensure availability of our broadcast streams. All mission critical services are monitored 24 / 7.

      To listen to NetRadio, a listener must have a computer with a minimum 486-66 processor (Pentium preferred), or 68040 or PowerPC-based Macintosh or Macintosh clone, an operating system of either Windows 95, 98 or NT or 0/S 7.5.3 or better, a modem having 28.8kbps or better connection speed, and a soundcard.

Intellectual Property and Proprietary Rights

      Copyrights and Trademarks. The trademarks N NET.RADIO NETWORK and design and NET.RADIO have been registered with the United States Patent and Trademark Office. We have filed applications for registration of the trademarks NetRadio.com and design, CDPOINT, NETCOMPANION and “NetRadio.com the net generation of radio.”. We have also applied for a European Community Trademark registration for N NET.RADIO NETWORK and design. Our success depends in part upon developing, building and protecting our trademarks, trade secrets and similar intellectual property. We rely upon trademark and copyright law, trade secret protection and confidentiality and license agreements with employees, strategic partners and others to protect our proprietary rights. Notwithstanding these precautions, there can be no assurance that the steps that we have taken or will take will be adequate to prevent misappropriation, infringement or other violations of our intellectual property. A third party could, without authorization, copy or otherwise use our intellectual property. There also can be no assurance that the United States intellectual property laws and our agreements with employees, consultants and others who participate in developing our proprietary rights will adequately protect our rights, or that our trade secrets will not otherwise become known or independently developed by competitors. Moreover, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective copyright, trademark and trade secret protection may not be available in those jurisdictions, and we have not sought protection for our intellectual property in every country where our broadcasts may be heard.

      We have licensed in the past, and expect to continue to license certain proprietary rights, such as trademarks or copyrighted material, to third parties. We expect that the quality of our brand will be maintained and protected by our licensees. There can be no assurance that such licensees will not take actions that might materially adversely affect the value of our proprietary rights or reputation.

      Licenses to Broadcast Pre-recorded Music On the Internet. We believe our broadcasts of pre-recorded music over the Internet are permitted under the copyright laws of the United States as long as we have permission from appropriate authorities and pay appropriate royalties. We have entered into license agreements with the major performing rights organizations, including the American Society of Composers, Authors and Publishers, Broadcast Music, Inc. and the Society of European Stage, Authors and Composers, Inc. These agreements license us to broadcast music and other copyrighted materials over the Internet and obligate us to pay royalties in connection with our broadcasts. The amount of royalties that we must pay, or the terms and conditions of the license agreements, may change, and such changes may be detrimental to us. In addition, our license agreements with performing rights organizations may not comply with the copyright laws of jurisdictions outside the United States, and our broadcasts may violate the copyright laws of those jurisdictions where our broadcasts may be heard.

      We believe our use of third-party material on our Web site is permitted under current provisions of United States copyright law. However, legal rights to certain aspects of Internet content and commerce are not clearly settled, and our ability to rely upon one or more exemptions or defenses under copyright law is uncertain. We may be unable to continue to provide rights to information, including downloadable music samples and artist, title and other information.

      The law regarding linking to and framing of third party Web sites without permission is uncertain. NetRadio believes that its linking and limited framing activities are lawful, but there is a possibility that we may be required to pay a license fee or cease linking or framing. If we are required to pay fees, or cease linking or framing, it could have a material adverse effect on us.

Competition

      The online commerce market is new, rapidly evolving and intensely competitive. We expect competition to intensify and the number of competitors to increase in the future. Barriers to entry on the Internet are minimal, and current and new competitors can launch Web sites at a relatively low cost. In addition, the broader retail compact disc industry is intensely competitive. NetRadio currently or potentially competes with a variety of other companies. These competitors include:

•	streaming media sites such as Broadcast.com, Real.com, Spinner, Launch, Sonicnet, Rolling Stone Radio and Imagine Radio,

•	online retail vendors of music including CDNow, audio highway, E-music, Musicmaker, MP3, Amazon.com, Barnes & Noble.com, and GetMusic,

•	traditional radio broadcasters,

•	other small online vendors, and

•	publishers and traditional retail vendors of music and software, including large specialty music stores such as MusicLand, Tower Records and Best Buy, that have significant brand awareness, sales volume and customer bases. Many of these traditional retailers also support dedicated Web sites that compete directly with NetRadio.

      We believe that the principal competitive factors in our online market are brand name recognition, product quality, variety of value-added services, ease of use, price, quality of customer service, availability of customer support, reliability, technical expertise, quality of search tools, quality of site content and speed of order fulfillment. Many current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. In addition, online retailers may be acquired by, receive investments from or enter into other commercial relationships with larger, well established and well financed companies as use of the Internet and other online services increases. Our competitors may be able to secure merchandise from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to Web sites and systems development than we can.

      In selling music and other consumer entertainment media products, we compete generally with other content providers for the time and attention of users and for advertising revenues. We also compete for advertising with online services, other Web site operators and advertising networks, as well as traditional media such as television, radio and print, for a share of advertisers’ budgets. We must license and provide high quality, sufficiently compelling and popular audio content, along with technology and value-added Internet services, to attract users, support advertising intended to reach those users and attract businesses seeking Internet broadcasting and distribution services.

      We believe that the principal competitive factors for attracting advertisers include the number of users accessing our Web site, the lifestyle demographics of those users, our ability to deliver focused advertising and interactivity through our Web site, and the overall cost-effectiveness and value of the advertising offered. There is intense competition for the sale of advertising on high-traffic Web sites. This has resulted in a wide range of rates quoted by different vendors for a variety of advertising services and makes it difficult to project levels of Internet advertising that will be realized generally or by any specific company. Any competition for advertisers among present and future Web sites, as well as competition with other traditional media for advertising placements, could result in significant price competition. We believe that the number of companies selling Internet-based advertising and the available inventory of advertising space have recently increased substantially. Accordingly, we may face increased pricing pressure for the sale of advertisements.

      We also compete for traditional media advertising sales with national radio networks, as well as local radio stations. Local radio content providers and national radio networks may have larger and more established sales organizations than we have. These broadcasters may have greater name recognition and more established relationships with advertisers and advertising agencies than we have. They also may be able to undertake more extensive marketing campaigns, obtain a more attractive inventory of advertising spots, adopt more aggressive pricing policies and devote substantially more resources to selling advertising inventory.

Employees

      As of December 31, 1999, we had 50 full-time and 6 part-time employees. We also employed 9 independent contractors and other temporary employees in connection with our content, operations and administrative functions.

Executive Officers of the Registrant

      The following sets forth certain information regarding the executive officers of the Company:

Name	Age	Position

Edward A. Tomechko	51	Chief Executive Officer, President and Director

Michael P. Wise	42	Vice President and Chief Financial Officer

Donavan W. Pederson	60	Chief Operating Officer, Secretary and Director

Richard W. Hailey	43	Chief Technology Officer

David R. Witzig	42	Senior Vice President of Content and Programming

Nancy Rae Kielty	42	Vice President of Commerce

      Edward A. Tomechko. Mr. Tomechko has served as our Chief Executive Officer, President and a director of NetRadio since January 1999 and served as Chief Financial Officer from August 1998 until March 15, 1999. From April 1997 to April 1998, Mr. Tomechko served as Senior Vice President and Chief Financial Officer of David’s Bridal, Inc. From January 1996 to April 1997, Mr. Tomechko was Senior Vice President and Chief Financial Officer of The County Seat Stores, Inc., and from 1990 to 1996, Mr. Tomechko served as Vice President and Treasurer of County Seat. In October 1996, County Seat filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware. On October 29, 1997, the Plan of Reorganization was consummated.

      Michael P. Wise. Mr. Wise has served as our Vice President and Chief Financial Officer since March 15, 1999. From December 1997 through March 1999, Mr. Wise served as Vice President and Corporate Controller for Health Fitness Corporation, a publicly held, Minneapolis-based manager of fitness centers for Fortune 500 and large hospital clients. From April 1994 through October 1997, Mr. Wise served as a consultant to and Chief Financial Officer, Treasurer and Secretary of The Sled Dogs Company, a publicly held, Minneapolis-based manufacturer, marketer and distributor of snow skates. On November 5, 1997, The Sled Dogs Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Minnesota. From April 1986 to March 1994, Mr. Wise was employed by National Computer Systems, Inc., a publicly held, Minneapolis-based developer and marketer of information systems and services for education, serving in various financial and sales, marketing and management positions.

      Donavan W. Pederson. Mr. Pederson has served as our Chief Operating Officer since July 1999 and served as our Chief Technology Officer from September 1997 to June 1999. Mr. Pederson has served as Secretary and a director of NetRadio since September 1997. From April 1994 to April 1997, he was President of ComNet Research Corporation, a marketer and integrator of fiber channel networks. From 1986 to 1994, Mr. Pederson served as President of Donavan International, Inc., an international trade services company.

      Richard W. Hailey. Mr. Hailey has served as our Chief Technology Officer since July 1999. From November 1998 to July 1999, he served as the Technology Services Practice Manager at Pragmatek Consulting Group, a Minneapolis-based consulting firm. From July 1995 to October 1998, he served in various leadership positions including Director of Technology for the U.S. Region at MCI-Systemhouse. From October 1993 to July 1995, he served as a Senior Technical Architect at Computer Sciences Corporation.

      David R. Witzig. Mr. Witzig has served as our Senior Vice President of Content and Programming since May 1996. From June 1989 to May 1994, Mr. Witzig was Branch Manager, Chicago, of EMI Music Distribution, the distribution arm of EMI Music, Inc. From May 1994 to May 1996, he served as Regional Director, Chicago, of EMI Music Distribution. Mr. Witzig has more than 17 years of experience in promotion, special accounts and sales capacities with major record labels including Regional Director for EMI Music Distribution and National Sales Director of Capitol Records.

      Nancy Rae Kielty. Ms. Kielty has served as our Vice President of Commerce since February 1999. From December 1996 to August 1998, she served as Divisional Merchandise Manager, Airport Store Division, for Wilsons The Leather Experts, a Minneapolis-based retailer of leather outerwear. From January 1992 to January 1996, Ms. Kielty was a Buyer for Fingerhut Companies, a Minneapolis-based direct sales catalog retailer.

ITEM 2. DESCRIPTION OF PROPERTY

      Our offices are located in one facility in Minneapolis, Minnesota. We lease approximately 10,500 square feet of office space under four separate leases, which includes space for our executive offices, technical center, sales and marketing, content and commerce areas. Our administrative office lease expired on October 31, 1999, and our technical center lease expires on October 31, 2000. We have been leasing our administrative offices on a month-to-month basis since November 1, 1999. Our sales and marketing and content and commerce area leases are also month-to-month. Effective March 13, 2000, the Company entered into an office lease with a five-year term for approximately 13,700 square feet of office space in Eden Prairie, Minnesota. The Company plans to take occupancy in May 2000.

ITEM 3. LEGAL PROCEEDINGS

      The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the quarter ended December 31, 1999, no matter was submitted to a vote of security holders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Common Stock is traded on the Nasdaq National market under the symbol NETR since the initial public offering in October 1999. As of March 1, 2000, the Company’s common stock was held by approximately 23 holders of record and an estimated 2,400 additional beneficial owners. The following table sets forth the high and low sales price for the Common Stock as reported by Nasdaq for the period indicated. These prices reflect inter-dealer prices, without retail mark-up or mark-down or commissions. The Company has paid no dividends and does not expect to in the foreseeable future.

	Price Range of Common Stock

	1999

	High	Low

Fourth Quarter	$14.00	$6.63

      Our registration statement, filed on Form S-1 under the Securities Act (File No. 333-73261), for our initial public offering became effective on October 14, 1999. The closing of the sale of shares pursuant to the initial public offering occurred on October 19, 1999, at which time we issued 3,200,000 shares of our common stock for an aggregate offering price of $35,200,000. The managing underwriters for the initial public offering were Gerard Klauer Mattison & Co., Inc. and Advest, Inc.

      We received net proceeds from the initial public offering of approximately $31,436,000 after deducting total estimated expenses of approximately $3,764,000, which included the underwriting discount of $2,464,000 and other estimated offering expenses of approximately $1,300,000. We have used, and will use, the net offering proceeds for the following purposes in the approximate amounts set forth below:

Working Capital	28,884,000

Advertising	1,462,000

Capital Expenditures	910,000

Repayment of Interest	180,000

      None of the net proceeds were paid, directly or indirectly to (i) officers or directors of NetRadio or its affiliates, (ii) persons owning 10"% or more of our equity securities or (iii) our affiliates.

      In connection with the closing of our initial public officering, we sold to ValueVision 550,000 shares of our common stock for a total purchase price of $500,000 in a transaction exempt from registration under Section 4(2) of the Securities Act.

      On November 5, 1999 we issued 176,000 shares of common stock in connection with option exercises by directors and officers at an exercise price of $1.64 per share. On November 15, 1999, we issued 3,000 shares of common stock in connection with an option exercise by a former employee at an exercise price of $3.00 per share. On December 17, 1999 we issued 1,000 shares of common stock in connection with an option exercise by a former employee at an exercise price of $5.00 per share. All of these issuances were made in transactions exempt from registration under Rule 701 of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial data should be read together with the financial statements and related notes and “Management Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere in this document. The selected statement of operations data shown below for the period from January 1, 1997 through March 20, 1997, the period from March 21, 1997 through December 31, 1997 and the years ended December 31, 1998 and 1999 and the balance sheet data as of December 31, 1998 and 1999 are derived from our audited statements included elsewhere in this document. The selected statement of operations data shown below for the year ended December 31, 1996 and the balance sheet data as of December 31, 1995, 1996 and 1997 are derived from our audited financial statements not included elsewhere in this document.

	Net Radio Nevada			NetRadio

				Period from
	Period from		Period from	March 21, 1997
	Inception	Year ended	January 1, 1997	through	Year Ended	Year Ended
	(November 1, 1995 to	December 31,	through	December 31,	December 31,	December 31,
	December 31, 1995)	1996	March 20, 1997	1997	1998	1999

	(dollars in thousands, except per share data)
Statement of Operations Data:

Net Revenues:

Product sales	$—	$—	$—	$—	$50	$684

Internet advertising	—	—	—	—	205	765

Miscellaneous	22	321	168	163	—	—

Total net revenues	22	321	168	163	255	1,449

Gross profit	22	321	168	146	190	803
Loss from operations	(72)	(2,260)	(737)	(1,955)	(3,952)	(14,249)

Net loss	$(74)	$(2,254)	$(754)	$(1,987)	$(3,977)	$(14,998)

Loss per share—basic and diluted					$(.67)	$(2.21)

Weighted average shares outstanding (1)					5,899,167	6,787,995

(1)	Please see Note 1 of our financial statements for an explanation of the determination of the number of shares of our common stock outstanding.

	December 31,

	1995	1996	1997	1998	1999

	(dollars in thousands, except per share data)
Balance Sheet Data:

Cash, cash equivalents and short term investments	$66	$91	$4	$51	$29,567

Working capital (deficit)	57	(828)	(930)	(176)	26,860

Total assets	206	223	2,395	2,740	33,781

Long term obligations, less current portion	111	486	1,389	5,363	9,686

Total shareholders’ equity (deficit)	37	(537)	13	(3,830)	19,968

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

      We are a leading broadcaster of originally programmed audio entertainment over the Internet through our Web site, www.netradio.com. During the period from our inception through June 30, 1999, we had insignificant revenues and were engaged primarily in developing infrastructure, assembling our management team, and establishing our audio channels. Our initial business model consisted of distributing coupons and other promotional material on behalf of third parties. Substantially all of our revenues prior to 1998 were derived from these activities. In January 1998, we decided to add e-commerce to our operations and to discontinue distribution activities.

      Our current revenues are generated from sales of audio merchandise through our online store, CDPoint, and from Internet advertising. Our Internet advertising revenues consist of banner advertisements placed on our Web site, barter advertising, special promotional advertisements and audio advertisements.

      We recognize banner advertising revenues over the period in which the advertisement is displayed on our Web site. We recognize barter advertising by multiplying the contracted impression rate by the amount of monthly impressions served until the contracted amount of impressions is completely depleted. The contracted impression rate is comparable to rates realized in sales of advertising to other third parties. We derive promotional advertising revenues from product or artist related promotions, and recognize these revenues over the term of the promotion. We derive audio advertising revenues from the sale of advertising spots, and recognize these revenues when the audio advertisement is broadcast.

      In May 1996, Navarre acquired 50% of the stock of our predecessor, Net Radio Nevada. On March 21, 1997, Navarre acquired the remaining 50%. This acquisition was accounted for as a purchase. As a result, the accumulated deficit of Net Radio Nevada as of March 21, 1997 was eliminated and goodwill of approximately $1.3 million was recognized by Navarre at the time of the acquisition. The goodwill has been attributed to NetRadio for financial reporting purposes. As a result, our financial statements for the periods prior to March 21, 1997 are reflected as predecessor financial statements and the accumulated deficit at December 31, 1999 reflects only losses incurred since March 21, 1997. We have incurred significant losses since our inception. Our accumulated deficit of approximately $21,000,000 reflects our operating results during the period from March 21, 1997 to December 31, 1999. In addition, we had incurred an accumulated deficit of approximately $3,100,000 prior to that date.

      In the following “Results of Operations” section, we have combined the two separate periods in 1997 to make the year-to-year comparison more meaningful.

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

      In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results, including gross margin and operating margin, are not necessarily meaningful and should not be relied upon as indicators of our future performance.

Results of Operations for Fiscal Years Ended December 31, 1999 and 1998.

Net Revenues

      Net revenues increased to $1,449,000 in 1999, from $255,000 in 1998, a 468% increase and consisted primarily of product sales and Internet advertising revenues.

      Product Sales. Product sales increased to $684,000 in 1999, from $50,000 in 1998. Product sales in 1999 consisted of sales of audio merchandise, including shipping and handling costs. We began selling audio merchandise in the third quarter of 1998 when we opened our online store, CDPoint, which became fully operational in November 1998.

      Internet Advertising. Internet advertising revenues in 1999 were $765,000 compared to $205,000 in Internet advertising revenues in 1998. Internet advertising revenues reflect audio and banner advertising sales as well as promotional advertising revenues.

Cost of Revenues

      Cost of revenues include the cost of audio merchandise that we sell, including fulfillment costs through third party vendors that ship directly to our customers, and include costs incurred in connection with the development of specific advertising or promotional campaigns.

      Cost of revenues increased to $646,000 in 1999, from $65,000 in 1998. The increase in cost of revenues was due primarily to the increase in our product sales.

Operating Expenses

      Operations and Technical Support. Operations and technical support expenses consist primarily of data communications expenses, personnel expenses associated with broadcasting, e-commerce and technical support, software and content license fees, operating supplies and overhead. Operations and technical support expenses were $7,368,000 in 1999 compared to $1,635,000 in 1998. The increase in operations and technical support expenses was due primarily to bandwidth costs and the building of technical and personnel infrastructure necessary to meet listener demand and provide e-commerce opportunities to listeners.

      Sales and Marketing. Sales and marketing expenses consist primarily of personnel expenses associated with Internet advertising and the marketing of our Web site. Sales and marketing expenses were $4,430,000 in 1999 compared to $273,000 in 1998. The increase in sales and marketing expenses was a result of our efforts to grow our unique visitor base and create brand awareness through advertising and public relations expenditures.

      General and Administrative. General and administrative expenses consist primarily of administrative personnel expenses, professional fees, goodwill amortization and expenditures for facility costs. General and administrative expenses were $3,254,000 in 1999 compared to $2,234,000 in 1998. Goodwill amortization recognized from Navarre’s acquisition of Net Radio Nevada amounted to $421,000 in 1999 and 1998. The increase in general and administrative expenses was due primarily to a recognition of $1,138,625 in non-cash compensation expense associated with the issuance of stock options to employees and directors with exercise prices below the estimated fair market value of our common stock on the date of grant, and the acceleration of vesting of stock options as part of an executive officer’s severance agreement.

      Net Interest Expense. Net interest expense in 1999 was $750,000 compared to $24,000 in 1998. The increase was due to interest expense associated with advances from Navarre. In connection with our initial public offering, our borrowings, including accrued interest from Navarre, were restructured. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a description of this restructuring.

Results of Operations for Fiscal Years Ended December 31, 1998 and 1997.

Net Revenues

      Net revenues decreased to $255,000 in 1998, from $331,000 in 1997 due primarily to our change in business model. Net revenues in 1998 consisted primarily of product sales and Internet advertising revenues.

      Product Sales. Product sales in 1998 consisted of $50,000 of sales of audio merchandise, including shipping and handling costs, compared with no product sales in 1997.

      Internet Advertising. Internet advertising revenues in 1998 were $205,000, compared to no Internet advertising revenues in 1997. The 1998 Internet advertising revenues reflect audio and banner advertising sales as well as promotional advertising revenues.

      Miscellaneous Revenues. We had no miscellaneous revenues in 1998, compared to $331,000 in 1997. Miscellaneous revenues consisted primarily of payments from third parties for distribution of coupons and other promotional material. We do not expect future miscellaneous revenues to be significant.

Cost of Revenues

      Cost of revenues increased to $65,000 in 1998, from $17,000 in 1997. The increase in cost of revenues from 1997 to 1998 was due primarily to the cost associated with the opening of our online music store.

Operating Expenses

      Operations and Technical Support. Operations and technical support expenses were $1,635,000 in 1998, and consisted primarily of data communications expenses, personnel expenses associated with broadcasting, software and content license fees, operating supplies and overhead. We incurred operations and technical support expenses of $672,000 in 1997, reflecting the cost of outside consulting services for Web site development.

      Sales and Marketing. Sales and marketing expenses increased to $273,000 in 1998 from $214,000 in 1997. The increase in sales and marketing expenses in 1998 compared to 1997 was due primarily to growth in our sales force and marketing staff and to increased advertising expenses.

      General and Administrative. General and administrative expenses were $2,234,000 in 1998 compared to $2,120,000 in 1997. Goodwill amortization recognized from Navarre’s acquisition of Net Radio Nevada amounted to $421,000 in 1998 and $316,000 in 1997. The increase in general and administrative expenses in 1998 compared to 1997 reflects the costs associated with developing our business strategy, acquiring personnel and building infrastructure.

Liquidity and Capital Resources

      Since inception, we have incurred significant net losses primarily due to the costs of developing our infrastructure, and hiring management and personnel to establish our audio channels and programming. We have funded our capital requirements primarily through the sales of equity securities and prior to our initial public offering, borrowings from Navarre.

      The Company had working capital of $26,860,000 at December 31, 1999, and a working capital deficit of $176,000 and $930,000 at December 31, 1998 and 1997, respectively. Net cash used in operating activities was $10,076,000 for the year ended December 31, 1999, $2,772,000 for the year ended December 31, 1998 and $2,126,000 for the year ended December 31, 1997. Net cash used in operating activities for the year ended December 31, 1999 was primarily composed of our net losses offset in part by depreciation and amortization, an increase in accounts payable and accrued expenses and non-cash compensation expense associated with the issuance of stock options.

      Accounts receivable grew to $147,000 at December 31, 1999 from $26,000 at December 31, 1998 and $9,000 at December 31, 1997, and consisted primarily of agency-placed advertising revenue accounts. Advertising revenues placed by an agency typically are collected in 60 to 90 days. We expect advertising revenue accounts generally to be collected within 60 to 90 days in the future.

      The increase in prepaid expenses, other current assets, deferred revenue and accrued expenses from December 31, 1998 and 1997 to 1999 was primarily due to the execution of two contracts with RealNetworks in May 1999.

      Accounts payable increased to $3,153,000 at December 31, 1999 from $1,023,000 at December 31, 1998 and $737,000 at December 31, 1997. The increase was due primarily to higher operating expenses as we developed the infrastructure necessary to manage the growth of our business.

      Net cash used in investing activities was $20,435,000 for the year ended December 31, 1999, $906,000 for the year ended December 31, 1998 and $11,000 for the year ended December 31, 1997. Net cash used in investing activities in these periods was related primarily to purchases of short-term investments and property and equipment.

      We generated net cash from financing activities of $42,182,000 for the year ended December 31, 1999, $3,725,000 for the year ended December 31, 1998 and $2,101,000 for the year ended December 31, 1997. Net cash from financing activities for the year ended December 31, 1999 was generated primarily from $9,597,000 in advances from Navarre, and $33,236,000 from our initial public offering. We believe that the net proceeds from our initial public offering, together with our current cash and cash equivalents, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. In connection with the offering, ValueVision International, Inc. purchased 550,000 shares of our common stock for $500,000 at the closing of our initial public offering.

      In connection with our initial public offering, we entered into a separation agreement with Navarre in March 1999 under which Navarre agreed to contribute to the capital of NetRadio $5,234,840 of principal indebtedness owed by NetRadio to Navarre as of December 31, 1998. In addition, in connection with our initial public offering, we restructured our indebtedness with Navarre into a term note. Under the term note NetRadio agreed to repay to Navarre all amounts advanced to NetRadio beginning January 1, 1999, plus accrued interest on $5,234,840 of principal indebtedness incurred through December 31, 1998. The Term Note bears interest at Midwest prime plus one half-percentage point (9.0% as of March 1, 2000) and is payable monthly. The principal balance of the Term Note, approximately $9.6 million, is due on November 14, 2001.

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

Net Operating Loss Carryforwards

      As of December 31, 1999, we had available net operating loss carryforwards totaling approximately $18,800,000, which expire beginning in 2011. Please see Note 6 of Notes to the Financial Statements included elsewhere herein. The Tax Reform Act of 1986 imposes limitations on the use of net operating loss carryforwards if specified stock ownership changes have occurred or could occur in the future.

Cautionary Statement

      This Form 10-K contains forward-looking statements within the meaning of federal securities laws. These statements include statements regarding intent, belief, or current expectations of the Company and its management. These forward-looking statements are not guarantees of the future performance and involve a number of risk and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in these statements. Please refer to the “Risk Factor” section of the Company’s prospectus dated October 14, 1999 for cautionary statements on important factors to consider in evaluating the forward-looking statements included in this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We have no derivative financial instruments or derivative commodity instruments. We invest our cash and cash equivalents and marketable securities in investment grade, highly liquid investments, consisting of money market instruments, bank certificates of deposit, overnight investments in commercial paper, and short term government and corporate bonds.

      We are exposed to market risk from changes in the interest rate on borrowings under our term note that bears interest from time to time at prime plus 0.5%. We do not believe that changes in interest rates on the maximum borrowings outstanding under this term note would have a material effect on our results of operations or liquidity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The Company’s Consolidated Financial statements, including notes thereto, are included after the signature page beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information contained under the heading “Election of Directors” in the Proxy Statement is incorporated by reference. Information with respect to the Company’s executive officers is provided under the heading “Executive Officers of the Registrant” in Part I, Item 1.

ITEM 11. EXECUTIVE COMPENSATION.

      The information contained under the headings “Compensation of Directors” and “Executive Compensation” in the Proxy Statement is incorporated by reference, except that the information set forth under the caption “Report of Compensation Committee on Executive Compensation” and the “Comparative Stock Performance” graph are not incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information contained under the heading “Principal Shareholders” in the Proxy Statement is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information contained under the heading “Certain Transactions” in the Proxy Statement is incorporated by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REP
ORTS ON FORM 8-K.

(a) Exhibits, Financial Statements and Financial Statement Schedules

1. Financial Statements

      The Company’s financial statements are attached hereto beginning at page F-1. See Index to Financial Statements at page F-1.

2. Financial Statement Schedules

      All financial statement schedules are omitted since the required information is not represented or is not present in amounts sufficient to require submission of such schedules, or because the information required is included in the financial statements and notes thereto.

3. Exhibits

      The following exhibits are included with this Annual Report on Form 10-K (or incorporated by reference) as required by Item 601 of Regulation S-K.

Exhibit
No.	Description

3.1	Articles of Incorporation, as amended (1)

3.2	Bylaws of the Registrant (1)

4.1	Specimen of Common Stock Certificate (1)

4.3	Form of Warrant to Purchase 125,000 Shares of Common Stock, dated October 19, 1999, issued to Gerard Klauer Mattison & Co., Inc. (1)

4.4	Form of Warrant to Purchase 75,000 Shares of Common Stock, dated October 19, 1999 to First Union Securities, Inc. (1)

Exhibit
No.	Description

10.1	Employment Agreement, dated as of August 1, 1998 between NetRadio Corporation and Edward A. Tomechko (1)

10.2	Promissory Note, dated December 1, 1998 between NetRadio Corporation and Edward Tomechko (1)

10.3	Employment Agreement, dated as of August 1, 1998 between Net Radio Corporation and Donavan W. Pederson (1)

10.4	Employment Agreement, dated as of August 1, 1998 between NetRadio Corporation and David R. Witzig (1)

10.5	Termination Agreement, dated February 25, 1999 between NetRadio Corporation and Nancy R. Kielty (1)

10.6	Agreement and Plan of Reorganization, dated March 7, 1997, by and among NetRadio Nevada, Navarre and NetRadio Corporation (2)

10.7	Stock Purchase Agreement, dated as of March 7, 1997, by and among ValueVision, NetRadio, Navarre and Net Radio Nevada (2)

10.8	Conversion Agreement, dated March 20, 1997 between ValueVision and Navarre (2)

10.9	Waiver of Certain Provisions of the Stock Purchase Agreement dated as of March 7, 1997, dated as of February 26, 1999 by and among ValueVision, Navarre and NetRadio Corporation (1)

10.10	Fulfillment Agreement, dated as of December 1, 1998 between Navarre and NetRadio Corporation (1)

10.11	License Agreement, dated as of September 3, 1998 between NetRadio Corporation and Real Networks (1)

10.12	RealNetworks Presets Agreement, dated as of May 10, 1999 between RealNetworks, Inc., and NetRadio Corporation (1)

10.13	License Agreement, dated June 7, 1999 between NetRadio and RealNetworks (1)

10.14	Office Lease Agreement, dated May 31, 1996 between Riverplace, Inc. and NetRadio Corporation (1)

10.15	Storage Lease Agreement, dated April 5, 1996 between Riverplace, Inc. and NetRadio Corporation (1)

10.16	Third Amendment to Lease dated March 27, 1999 between Riverplace, Inc. and NetRadio Corporation (1)

10.17	Multiple Advance Term Note, dated March 1, 1999 of NetRadio Corporation to Navarre (1)

Exhibit
No.	Description

10.18	NetRadio Corporation 1998 Stock Option and Incentive Plan (1)

10.19	Form of NetRadio Stock Option Agreement under the 1998 Stock Option and Incentive Plan (1)

10.20	Separation Agreement, dated as of March 2, 1999 between Navarre and NetRadio Corporation (1)

10.21	Order Fulfillment Agreement dated as of March 2, 1999 between Valley Media and NetRadio Corporation (1)

10.22	Agreement between AT&T and NetRadio Corporation, dated March 12, 1999 (1)

10.23	Termination Agreement, dated April 29, 1999 between NetRadio Corporation and Michael P. Wise (1)

10.24	Termination Agreement, dated July 26, 1999 between NetRadio Corporation and Richard W. Hailey (1)

10.25	Severance Agreement, dated August 24, 1999 between NetRadio and Jan Andersen (1)

10.26	Office Lease Agreement, dated as of March 13, 2000 between Duke-Weeks Realty Limited Partnership and NetRadio Corporation.

10.27	Promotion and Support Agreement, dated November 23, 1999 between Microsoft Corporation and NetRadio Corporation.

24.1	Power of Attorney (included on signature page)

27.1	Financial Data Schedule

(1)	Incorporated by reference to the Registrant’s previously filed Form S-1 Registration Statement No. 333-73261

(2)	Incorporated by reference to the Form 10-K of Navarre for the fiscal year ended, March 31, 1997

(b)	Reports on Form 8-K.

      The Registrant did not file any reports on Form 8-K for the quarter ended December 31, 1999.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 30, 2000	NetRadio Corporation

By /s/ Edward A. Tomechko
Edward A. Tomechko, Chief Executive Officer

      KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Edward A. Tomechko and Michael P. Wise, with full power to each to act without the other, his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of NetRadio Corporation (the “Company”) for the Company’s year ended December 31, 1999, and any or all amendments to said Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and to file the same with such other authorities as necessary, granting unto each such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each such attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has also been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

By /s/ Edward A. Tomechko Edward A. Tomechko	Chief Executive Officer, President and Director (Principal Executive Officer)	March 30, 2000

By /s/ Michael P. Wise Michael P. Wise	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2000

By /s/ Eric H. Paulson Eric H. Paulson	Chairman of the Board	March 30, 2000

By /s/ Donavan W. Pederson Donavan W. Pederson	Director	March 30, 2000

By /s/ James Caparro James Caparro	Director	March 30, 2000

By /s/ Charles E. Cheney Charles E. Cheney	Director	March 30, 2000

By /s/ Marc H. Kalman Marc H. Kalman	Director	March 30, 2000

By /s/ Gene McCaffery Gene McCaffery	Director	March 30, 2000

NetRadio Corporation and Predecessor

Financial Statements

Years ended December 31, 1999 and 1998
and the Periods January 1, 1997 through
March 20, 1997 and March 21, 1997
through December 31, 1997

Report of Independent Auditors

Board of Directors and Shareholders
NetRadio Corporation

We have audited the accompanying balance sheets of NetRadio Corporation as of December 31, 1999 and 1998, and the related statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended and for the period from March 21, 1997 through December 31, 1997 and the statements of operations, shareholders’ equity (deficit) and cash flows of the Predecessor for the period from January 1, 1997 through March 20, 1997. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NetRadio Corporation at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended and for the period from March 21, 1997 to December 31, 1997 and of the Predecessor for the period from January 1, 1997 through March 20, 1997, in conformity with accounting principles generally accepted in the United States.

                                                                                                     /s/ Ernst & Young LLP

Minneapolis, Minnesota
January 21, 2000

NetRadio Corporation

Balance Sheets

	December 31

	1999	1998

Assets

Current assets:

Cash and cash equivalents	$11,721,536	$50,756

Short-term investments	$17,845,905	$–

Accounts receivable, less allowance for doubtful accounts of $55,000 at December 31, 1999 and $5,000 at December 31, 1998	146,863	26,213

Prepaid advertising	802,793	952,793

Prepaid expenses	97,420	–

Other current assets	372,220	–

Total current assets	30,986,737	1,029,762

Property and equipment, net	2,626,227	881,478

Note receivable – officer	62,141	62,549

Deferred offering costs	–	239,643

Goodwill, net	106,000	526,250

Total assets	$33,781,105	$2,739,682

Liabilities and shareholders’ equity (deficit)

Current liabilities:

Accounts payable	$3,157,622	$1,022,639

Accrued expenses	853,436	86,649

Current maturities of capital lease obligations	115,223	96,506

Total current liabilities	4,126,281	1,205,794

Note payable	9,596,827	5,234,840

Capital lease obligations, less current portion	89,630	128,564

Shareholders’ equity (deficit):

Common stock, no par value:

Authorized shares – 50,000,000

Issued and outstanding shares – 10,007,900 and 5,922,500 at December 31, 1999 and 1998, respectively	40,930,243	2,072,643

Accumulated deficit	(20,961,876)	(5,902,159)

Total shareholders’ equity (deficit)	19,968,367	(3,829,516)

Total liabilities and shareholders’ equity (deficit)	$33,781,105	$2,739,682

See accompanying notes.

NetRadio Corporation

Statements of Operations

				Predecessor

			Period from March	Period from
			21,	January 1,
			1997 through	1997 through
	Year ended December 31		December 31,	March 20,
	1999	1998	1997	1997

Net revenues:

Product sales	$684,144	$49,639	$–	$–

Internet advertising	764,712	205,423	–	–

Miscellaneous	–	–	162,971	167,950

Total net revenues	1,448,856	255,062	162,971	167,950

Cost of revenues	645,625	64,825	16,989	–

Gross profit	803,231	190,237	145,982	167,950

Operating expenses:

Operations and technical support	7,368,185	1,635,160	672,061	–

Sales and marketing	4,430,063	273,426	160,748	53,036

General and administrative	3,253,668	2,234,451	1,267,879	851,688

Total operating expenses	15,051,916	4,143,037	2,100,688	904,724

Loss from operations	(14,248,685)	(3,952,800)	(1,954,706)	(736,774)

Other (income) expense:

Interest (income)	(107,941)	–	–	–

Interest expense	857,466	23,883	32,277	17,694

Net loss	$(14,998,210)	$(3,976,683)	$(1,986,983)	$(754,468)

Loss per share – basic and diluted	$(2.21)	$(.67)

Weighted average shares outstanding	6,787,995	5,899,167

See accompanying notes.

NetRadio Corporation

Statement of Shareholders’ Equity

	Common Stock		Additional
			Paid-In	Retained	Subscription
	Shares	Amount	Capital	Earnings	Receivable	Total

Predecessor

Balance, December 31, 1996	5,254,060	$52,541	$2,397,278	$(2,327,734)	$(658,765)	$(536,680)

Net loss	–	–	–	(754,468)	–	(754,468)

Balance, March 20, 1997	5,254,060	52,541	2,397,278	(3,082,202)	(658,765)	(1,291,148)

The Company

Record effect of acquisition by Navarre	(5,244,060)	(52,541)	(2,397,278)	3,082,202	658,765	1,291,148

Balance, March 21, 1997	10,000	–	–	–	–	–

Stock issued for cash and advertising rights	1,765	2,000,000	–	–	–	2,000,000

Net loss	–	–	–	(1,986,983)	–	(1,986,983)

Balance, December 31, 1997	11,765	2,000,000	–	(1,986,983)	–	13,017

Stock split	5,870,735	–	–	–	–	–

Stock issued	40,000	65,600	–	–	–	65,600

Stock option compensation	–	20,500	–	–	–	20,500

Notes forgiven by shareholders	–	48,050	–	–	–	48,050

Net loss	–	–	–	(3,976,683)	–	(3,976,683)

Balance, December 31, 1998	5,922,500	2,134,150	–	(5,963,666)	–	(3,829,516)

Stock issued in initial public offering, net of offering costs of $1,353,432	3,750,000	31,882,788	–	–	–	31,882,788

Conversion of debt to common stock	–	5,234,840	–	–	–	5,234,840

Stock option compensation	–	1,113,625	–	–	–	1,113,625

Stock options exercised	335,400	564,840	–	–	–	564,840

Net loss	–	–	–	(14,998,210)	–	(14,998,210)

Balance, December 31, 1999	10,007,900	$40,930,243	$–	$(20,961,876)	$–	$19,968,367

See accompanying notes.

NetRadio Corporation

Statements of Cash Flows

				Predecessor

			Period from March	Period from
			21,	January 1,
			1997 through	1997 through
	Year ended December 31		December 31,	March 20,
	1999	1998	1997	1997

Operating activities

Net loss	$(14,998,210)	$(3,976,683)	$(1,986,983)	$(754,468)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	1,347,067	843,103	648,280	98,474

Stock option compensation	1,113,625	20,500	–	–

Changes in operating assets and liabilities:

Accounts receivable	(120,650)	(17,129)	16,896	(22,480)

Prepaid expenses	52,580	47,207	–	–

Accounts payable	2,134,983	285,339	(780,100)	757,612

Accrued expenses	766,787	25,748	(5,243)	(97,864)

Other current assets	(372,220)	–	–	–

Net cash used in operating activities	(10,076,038)	(2,771,915)	(2,107,150)	(18,726)

Investing activities

Notes receivable – officer	408	(62,549)	–	–

Purchases of property and equipment	(2,589,391)	(843,700)	(12,703)	1,300

Purchases of short-term investments	(19,803,078)	–	–	–

Sale of short-term investments	1,957,173	–	–	–

Net cash (used in) provided by investing activities	(20,434,888)	(906,249)	(12,703)	1,300

Financing activities

Proceeds from notes payable	–	–	–	36,879

Payments on notes payable	–	(9,836)	(68,994)	–

Payments on capital lease obligations	(102,392)	(113,983)	(41,977)	(42,848)

Deferred offering costs	–	(239,643)	–	–

Proceeds from stock issuances	564,840	65,600	1,000,000	–

Mandatory convertible equity	–	–	–	(45,755)

Proceeds from initial public offering, net of offering costs	32,122,431	–	–	–

Advances from Navarre	9,596,827	4,022,529	1,212,311	–

Net cash provided by (used in) financing activities	42,181,706	3,724,667	2,101,340	(51,724)

Net increase (decrease) in cash and cash equivalents	11,670,780	46,503	(18,513)	(69,150)

Cash and cash equivalents at beginning of period	50,756	4,253	22,766	91,916

Cash and cash equivalents at end of period	$11,721,536	$50,756	$4,253	$22,766

Supplemental cash flow information

Significant noncash investing and financing activity:

Fixed assets acquired under capital lease	$82,175	$25,078	$–	$–

Conversion of note payable to common stock	5,234,840	–	–	–

Notes forgiven by shareholders	–	48,050	–	–

Stock issued for advertising rights	–	–	1,000,000	–

See accompanying notes.

NetRadio Corporation and Predecessor

Notes to Financial Statements

Years ended December 31, 1998 and 1999

1. Organization and Summary of Significant Accounting Policies

Description of Business

NetRadio Corporation (“the Company”) is a leading broadcaster of originally programmed audio entertainment over the Internet through its Web site, www.netradio.com. The Company uses content to attract a large, diverse audience and retain them on site for extended periods of time. The Company’s unique listeners can access more than 100 channels of music and information on demand, 24 hours a day, seven days a week.

The Company currently generates revenue through e-commerce and advertising opportunities. E-commerce revenue consists of sales of audio merchandise through the Company’s on-line store, CDPoint™. With the Company’s on-screen player, listeners can see the title and artist of every song as it plays. Users can click at any time to seamlessly purchase what they are hearing from an inventory of more than 250,000 music titles and one million sound samples. Advertising revenue consists of banner ads placed on the Company’s Web pages and audio spots incorporated into its audio programming. Through the Company’s music and information channels, it provides advertising and marketing partners with the ability to reach focused segments of users defined by specific demographic and lifestyle characteristics. In addition, the Company’s site allows advertisers to utilize the combined strength of audio messaging with banner advertising, thus closing the loop between message and action.

The Company’s business is characterized by rapid technology change, new product development and evolving industry standards. Inherent in the Company’s business are various risks and uncertainties, including its limited operating history, unproven business model and the limited history of commerce and advertising on the Internet. The Company’s success may depend in part upon the emergence of the Internet as a communication medium, prospective product development efforts and the acceptance of the Company’s solutions by the marketplace.

NetRadio Corporation and Predecessor

Notes to Financial Statements (continued)

1. Organization and Summary of Significant Accounting Policies (continued)

Basis of Presentation

Net Radio Corporation, Minnesota commenced operations on March 21, 1997 upon acquiring the former Net Radio Corporation, Nevada (“Predecessor”). Net Radio Corporation, Minnesota individually or collectively with the Predecessor is hereafter referred to as “the Company.”

On March 21, 1997, Navarre Corporation, which already held a 50% interest of the Predecessor, acquired the remaining outstanding shares of the Predecessor by merging it into NetRadio. In connection with the merger, all outstanding common stock of the Predecessor was canceled, leaving Navarre as the owner of all of the 10,000 outstanding shares of NetRadio. In connection with the acquisition, Navarre issued 125,000 shares of its common stock to shareholders and affiliates of the Predecessor and agreed to issue an additional 2,075,000 shares contingent upon NetRadio achieving specified levels of sales and profits in the two years following the transaction. NetRadio did not achieve the levels of sales or profits targeted in the agreement with Navarre and no additional shares were issued. The acquisition was accounted for as a purchase. Goodwill of $1,263,000 recognized at the time of the acquisition by Navarre has been “pushed down” to NetRadio for financial reporting purposes.

Financial information for the Predecessor at dates and for periods prior to March 21, 1997 are included at the Predecessor’s historical cost basis. Accordingly, the period from January 1, 1997 to March 20, 1997 is not comparable to the periods after March 20, 1997.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

Short-term Investments

Short-term investments consist of U.S. Government obligations and corporate debt securities with maturities of less than one year. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Management has classified the debt securities as available for sale. Available for sale securities are carried at face value with the unrealized gains and losses, net of tax, reported as a separate component of shareholder's equity. At December 31, 1999, the fair value of the Company's investments approximates cost.

NetRadio Corporation and Predecessor

Notes to Financial Statements (continued)

1. Organization and Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to five years. Equipment under capital leases is stated at the present value of minimum lease payments and is amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is

NetRadio Corporation and Predecessor

Notes to Financial Statements (continued)

1. Organization and Summary of Significant Accounting Policies (continued)

recognized in results of operations in the period that the tax change occurs. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

During the periods March 21, 1997 through March 31, 1998, Net Radio Corporation, Minnesota was included in the consolidated federal and state income tax returns of its parent company, Navarre. The tax benefit of net operating losses of Net Radio Corporation, Minnesota during that period have been retained by Navarre, and no benefit has been shown on NetRadio since it would not have been able to recognize any benefit on a stand-alone basis.

Revenue Recognition

The Company’s revenues are derived from the sale of audio merchandise at its online store and Web site banner and audio advertisements. Product sales, including shipping and handling, are recognized in the period that the merchandise is shipped to the customer. Advertising revenues are recognized in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations arising from prepayment of advertising fees are recorded as deferred revenue. There were no deferred prepaid advertising fees at December 31, 1999 and 1998.

Promotional revenues consisted of payments from third parties for the distribution of coupons and other promotional material. Promotional revenues were recognized at the time the associated services were completed. Collection of these revenues occurred through a chargeback, or credit, against the advances from Navarre. Promotional revenue was included in miscellaneous revenue in the statement of operations.

Internal Software Development Costs

Software development costs incurred through outside contractors, consisting of costs to develop, test and upgrade the Company’s Web site and systems, are capitalized and amortized over the estimated useful life of the software, typically three years, in accordance with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

NetRadio Corporation and Predecessor

Notes to Financial Statements (continued)

1. Organization and Summary of Significant Accounting Policies (continued)

Advertising Expenses

Advertising expenses are capitalized during the production phase of specific commercials or campaigns and charged to operations at the time the campaign is initially presented to the audience. In addition, television advertising time contributed by ValueVision International, Inc. (see Note 7) is charged to operations as the advertising time is used. Advertising expenses, including ValueVision charges, were $2,510,313, $262,820, $90,785 and $10,966 in the years ended December 31, 1999 and 1998, in the period March 21, 1997 through December 31, 1997 and in the period January 1, 1997 through March 20, 1997, respectively.

Goodwill

Goodwill is being amortized on the straight-line method over the estimated useful life of three years. Accumulated amortization at December 31, 1999 and 1998 was $1,157,250 and $737,000, respectively. The Company periodically reviews goodwill for impairment in value.

Net Loss Per Common Share

Basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities, while diluted earnings per share gives effect to dilutive potential common shares. Net loss per share data, for fiscal 1999 and 1998, has been presented on the face of the statements of operations. Prior year amounts have not been presented on the statement of operations due to the recapitalization of the Company in 1997. Diluted earnings per share is not separately presented as the effect of outstanding options and warrants is antidilutive.

Reclassifications

Certain prior period items have been reclassified to conform to the current year presentation.

NetRadio Corporation and Predecessor

Notes to Financial Statements (continued)

2. Related Party Transactions

Fulfillment Agreement

Navarre and NetRadio have entered into a five-year fulfillment agreement (the “Fulfillment Agreement”) under which NetRadio will seek to fulfill its customer purchase orders for certain products from Navarre before any other fulfillment source. The Fulfillment Agreement governs and describes order procedures, product returns, shipping procedures, payments and price lists. The Fulfillment Agreement may be terminated by either party if, among other things, NetRadio discontinues online sales of pre-recorded music or if Navarre discontinues fulfillment services to online customers.

Administrative Services Agreement

From March 1997 through October 1999, Navarre supplied the Company with executive services, certain administrative services such as human resources, marketing, accounting, payroll, legal, and employee benefits for a fee of $5,000 a month. The Company believes amounts charged are representative of the level of expense that would have been incurred on a stand-alone basis.

Note Payable

Upon the closing of the Company’s initial public offering in October 1999, Navarre contributed $5,234,840 of outstanding advances, relating to 1998 and prior, to NetRadio. The contribution was recorded as additional equity, although no shares of NetRadio common stock were issued.

In addition, at the initial public offering closing, the Company and Navarre entered into a $9,596,827 term note which represents the amount of advances made in 1999 plus interest accrued on all advances made prior to the initial public offering closing date. The term note is due on November 14, 2001 and bears interest at the prime rate plus one-half percent. Accrued interest is payable monthly.

NetRadio Corporation and Predecessor

Notes to Financial Statements (continued)

2. Related Party Transactions (continued)

Other Current Assets

Other current assets consist of 14 pre-set channels on RealNetworks, Inc.’s (“RealNetworks”) RealPlayer and promotional space on RealNetworks’ home page that the Company acquired in May 1999 in exchange for cash and advertising of RealNetworks on the Company’s Web site. The Company acquired the one-year right to the pre-set channels for $560,000 payable in four quarterly payments. RealNetworks is also obligated, for one year, to promote the Company twice per month on RealNetworks’ home page in exchange for $250,000 in RealNetworks advertising on the Company’s Web site. These assets are being amortized over one year.

3. Note Receivable – Officer

The note receivable consists of an advance to an officer which is payable on demand. The note bears interest at 7.75% per year beginning December 1999. Interest will accrue through December 2001, the duration of the note.

4. Property and Equipment

	Year ended December 31

	1999	1998

Furniture and fixtures	$130,900	$129,534

Computer equipment and software	3,998,101	1,541,700

Office equipment	22,682	11,503

	4,151,683	1,682,737

Accumulated depreciation	(1,525,456)	(801,259)

	$2,626,227	$881,478

NetRadio Corporation and Predecessor

Notes to Financial Statements (continued)

5. Notes Payable

In 1998, a note payable with a remaining balance due of $48,050 was forgiven by the shareholder.

Interest paid was $97,048, $23,442, $29,627 and $9,875 for the year ended December 31, 1999, for the year ended December 31, 1998, in the period March 21, 1997 through December 31, 1997 and in the period January 1, 1997 through March 20, 1997.

6. Income Taxes

At December 31, 1999, the Company had net operating loss carryforwards of approximately $18,800,000. These carryforwards are available to offset future taxable income, expire beginning 2011, and are subject to the limitations of Internal Revenue Code Section 382 resulting from changes in ownership.

Components of deferred income taxes are as follows:

	December 31

	1999	1998

Deferred tax assets:

Net operating loss carryforwards	$6,776,000	$1,400,000

Stock option compensation	401,000	–

Other	20,000	–

Total deferred tax assets	7,197,000	1,400,000

Valuation allowance	(7,197,000)	(1,400,000)

	$–	$–

NetRadio Corporation and Predecessor

Notes to Financial Statements (continued)

7. Capital Stock

Concurrent with Navarre’s March 1997 acquisition of NetRadio, ValueVision International, Inc. (“ValueVision”) agreed to an investment in NetRadio, consisting of $1 million in cash and an agreement to provide $2 million worth of advertising time on television in exchange for 882,500 shares of NetRadio common stock. ValueVision International is an integrated electronic and print media direct marketing company and operates a leading television home shopping network. For financial reporting purposes, the advertising time was valued at $1 million at the time of the transaction. Before NetRadio can offer merchandise not distributed by Navarre or NetRadio prior to March 1997 (music and software), ValueVision has the right to distribute such merchandise provided that ValueVision offers NetRadio similar terms as those of another vendor.

ValueVision also had certain preemptive rights which entitled it to purchase additional shares of NetRadio securities. If NetRadio achieved net revenues (excluding revenues from product sales) equal to $3 million in any 12-month period, NetRadio had the right to require ValueVision to purchase for $500,000, additional shares of common stock equal to 4.95% of NetRadio’s outstanding common stock, and ValueVision had a similar right to purchase 4.95% of the outstanding common stock for $500,000. NetRadio and ValueVision agreed to cancel these rights in connection with the issuance of 550,000 shares of NetRadio for $500,000 concurrent with the closing of an initial public offering by NetRadio.

8. Stock Options and Grants

All stock option plans prior to the 1998 plan were terminated at the time of the final acquisition by Navarre Corporation in March 1997. No options were granted during fiscal 1997.

NetRadio Corporation and Predecessor

Notes to Financial Statements (continued)

8. Stock Options and Grants (continued)

In June 1998, the Board of Directors adopted, and the shareholders approved the NetRadio Corporation 1998 Stock Option and Incentive Plan (the “1998 Stock Option Plan”) pursuant to which officers, employees, consultants, independent contractors and non-employee directors are eligible to receive options to purchase shares of NetRadio common stock, stock appreciation rights and awards of deferred or restricted stock. A total of 1,475,000 shares of common stock may be issued under the 1998 Stock Option Plan with vesting periods of up to five years and maximum option terms of ten years. In February 1999, the board of directors approved an increase in the number of shares reserved under the 1998 Stock Option Plan from 1,475,000 to 2,000,000 shares.

Option activity for the years ended 1999 and 1998 is summarized as follows:

	Plan Options		Weighted
	Available	Plan Options	Average
	for Grant	Outstanding	Exercise Price

Balance on December 31, 1997	–	–	–

Shares reserved	1,475,000	–	–

Granted	(939,500)	939,500	$2.27

Balance on December 31, 1998	535,500	939,500	$2.27

Shares reserved	525,000	–

Granted	(453,850)	453,850	7.06

Forfeited	65,600	(65,600)	3.87

Exercised	–	(335,400)	1.68

Balance on December 31, 1999	672,250	992,350	$4.52

NetRadio Corporation and Predecessor

Notes to Financial Statements (continued)

8. Stock Options and Grants (continued)

The weighted average fair value of options granted in 1999 and 1998 was $3.95 and $1.37, respectively. The exercise price of options outstanding at December 31, 1999 ranged from $1.64 to $11.00 per share. The number of options exercisable at December 31, 1999 and 1998 was 78,717 and 117,333, respectively, with a weighted average remaining contractual life of 6.0 and 6.5 years.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1999 and 1998, risk-free interest rate of 4.7%, volatility factor of the expected market price of the Company’s Common stock of .70 and a weighted average expected life of the option of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value statement, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows:

	December 31

	1999	1998

Pro forma net loss	$(15,280,016)	$(4,062,330)

Pro forma basic and diluted loss per share	$(2.25)	$(.69)

NetRadio Corporation and Predecessor

Notes to Financial Statements (continued)

8. Stock Options and Grants (continued)

In 1998, the Company granted an option to purchase 20,000 shares of common stock to a non-employee. The fair value of the option, which was determined to be $20,500, was expensed at the time of grant.

In March and September 1999, NetRadio recognized $879,625 and $234,000, respectively, in compensation expense associated with the issuance of incentive stock options to employees with exercise prices below the estimated fair market value of the Company’s common stock on the date of the grant.

9. Commitments

The Company is obligated under operating and capital leases for office space and office equipment. Future annual minimum lease payments under leases in effect at December 31, 1999 are as follows:

	Operating	Capital

2000	$255,731	$124,183

2001	–	96,600

Total minimum lease payments	$255,731	220,783

Less amount representing interest		15,930

Present value of minimum capitalized lease payments		$204,853

Rent expense under operating leases was $239,954, $134,491, $78,852 and $32,605 for the years ended December 31, 1999 and 1998, in the period March 21, 1997 through December 31, 1997 and in the period January 1, 1997 through March 20, 1997, respectively.

Index to Exhibits

Exhibit No.	Item

[10.26]	Lease Agreement by and between Duke-Weeks Realty Limited Partnership and NetRadio Corporation, dated March 13, 2000

[10.27]	Promotion and Support Agreement, dated November 23, 1999 between Microsoft Corporation and NetRadio Corporation

27.1	Financial Data Schedule