Form 10-K405/A
period 1999-12-31
NETRADIO CORP
filed 2000-05-08
CIK 1002636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-1

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File No. 0-23928

NetRadio Corporation
______________________________________________
(Name of Small Business Issuer in its Charter)

Minnesota	41-1819471

(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

43 Main Street, South East, Suite 149 Minneapolis, Minnesota 55414
____________________________________________________________________
(Address of Principal Executive Offices)

(612) 378-2211
___________________
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, No Par Value
__________________________
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

Amendment No. 1 to Form 10-K

      NetRadio Corporation hereby amends its form Form 10-K for the year ended December 31, 1999 to (i) restate the par value of the common stock of the Company set forth on the cover page and (ii) to restate Item 14(a)(3) to add exhibits 10.28, 10.29 and 10.30.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K.

(a) Exhibits, Financial Statements and Financial Statement Schedules

3. Exhibits

      The following exhibits are included with this Annual Report on Form 10-K (or incorporated by reference) as required by Item 601 of Regulation S-K

Exhibit
No.	Description

*3.1	Articles of Incorporation, as amended (1)

*3.2	Bylaws of the Registrant (1)

*4.1	Specimen of Common Stock Certificate (1)

*4.3	Form of Warrant to Purchase 125,000 Shares of Common Stock, dated October 19, 1999, issued to Gerard Klauer Mattison & Co., Inc. (1)

*4.4	Form of Warrant to Purchase 75,000 Shares of Common Stock, dated October 19, 1999 to First Union Securities, Inc. (1)

*10.1	Employment Agreement, dated as of August 1, 1998 between NetRadio Corporation and Edward A. Tomechko (1)

*10.2	Promissory Note, dated December 1, 1998 between NetRadio Corporation and Edward Tomechko (1)

*10.3	Employment Agreement, dated as of August 1, 1998 between Net Radio Corporation and Donavan W. Pederson (1)

*10.4	Employment Agreement, dated as of August 1, 1998 between NetRadio Corporation and David R. Witzig (1)

*10.5	Termination Agreement, dated February 25, 1999 between NetRadio Corporation and Nancy R. Kielty (1)

*10.6	Agreement and Plan of Reorganization, dated March 7, 1997, by and among NetRadio Nevada, Navarre and NetRadio Corporation (2)

*10.7	Stock Purchase Agreement, dated as of March 7, 1997, by and among ValueVision, NetRadio, Navarre and Net Radio Nevada (2)

Exhibit
No.	Description

*10.8	Conversion Agreement, dated March 20, 1997 between ValueVision and Navarre (2)

*10.9	Waiver of Certain Provisions of the Stock Purchase Agreement dated as of March 7, 1997, dated as of February 26, 1999 by and among ValueVision, Navarre and NetRadio Corporation (1)

*10.10	Fulfillment Agreement, dated as of December 1, 1998 between Navarre and NetRadio Corporation (1)

*10.11	License Agreement, dated as of September 3, 1998 between NetRadio Corporation and Real Networks (1)

*10.12	RealNetworks Presets Agreement, dated as of May 10, 1999 between RealNetworks, Inc. and NetRadio Corporation (1)

*10.13	License Agreement, dated June 7, 1999 between NetRadio and RealNetworks (1)

*10.14	Office Lease Agreement, dated May 31, 1996 between Riverplace, Inc. and NetRadio Corporation (1)

*10.15	Storage Lease Agreement, dated April 5, 1996 between Riverplace, Inc. and NetRadio Corporation (1)

*10.16	Third Amendment to Lease dated March 27, 1999 between Riverplace, Inc. and NetRadio Corporation (1)

*10.17	Multiple Advance Term Note, dated March 1, 1999 of NetRadio Corporation to Navarre (1)

*10.18	NetRadio Corporation 1998 Stock Option and Incentive Plan (1)

*10.19	Form of NetRadio Stock Option Agreement under the 1998 Stock Option and Incentive Plan (1)

*10.20	Separation Agreement, dated as of March 2, 1999 between Navarre and NetRadio Corporation (1)

*10.21	Order Fulfillment Agreement dated as of March 2, 1999 between Valley Media and NetRadio Corporation (1)

*10.22	Agreement between AT&T and NetRadio Corporation, dated March 12, 1999 (1)

*10.23	Termination Agreement, dated April 29, 1999 between NetRadio Corporation and Michael P. Wise (1)

*10.24	Termination Agreement, dated July 26, 1999 between NetRadio Corporation and Richard W. Hailey (1)

*10.25	Severance Agreement, dated August 24, 1999 between NetRadio and Jan Andersen (1)

*10.26	Office Lease Agreement, dated as of March 13, 2000 between Duke-Weeks Realty Limited Partnership and NetRadio Corporation

Exhibit
No.	Description

*10.27	Promotion and Support Agreement, dated November 23, 1999 between Microsoft Corporation and NetRadio Corporation

10.28	Offer Letter between NetRadio Corporation and Michael P. Wise

10.29	Offer Letter between NetRadio Corporation and Nancy R. Kielty

10.30	Offer Letter between NetRadio Corporation and Richard W. Hailey

*24.1	Power of Attorney

*27.1	Financial Data Schedule

      _______________

      • Previously filed

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

Date:	May 4, 2000	NetRadio Corporation

By /s/ Edward A. Tomechko

Edward A. Tomechko, Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has also been signed below by the following persons on behalf of the Registrant and in the capacities on May 4, 2000.

Name	Title	Date

By/s/ Edward A. Tomechko	Chief Executive Officer,

Edward A. Tomechko	President and Director (Principal Executive Officer)

By/s/ Michael P. Wise	Chief Financial Officer

Michael P. Wise	(Principal Financial and Accounting Officer)

By*	Chairman of the Board

Eric H. Paulson

By*	Director

Donavan W. Pederson

By*	Director

James Caparro

By*	Director

Charles E. Cheney

By*	Director

Marc H. Kalman

By*	Director

Gene McCaffery

* By /s/ Michael P. Wise

Michael P. Wise, Attorney in Fact

Exhibit Index

10.28	Offer Letter between NetRadio Corporation and Michael P. Wise

10.29	Offer Letter between NetRadio Corporation and Nancy R. Kielty

10.30	Offer Letter between NetRadio Corporation and Richard W. Hailey