Form 10-Q
period 2000-03-31
NETRADIO CORP
filed 2000-05-11
CIK 1002636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number: 0-27575

NETRADIO CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1819471

(State of incorporation or organization)	(I.R.S. Employer Identification No.)

43 Main Street, SE, Suite 149,Minneapolis, Minnesota	55414

Address of principal executive offices)	(Zip Code)

(612) 378-2211

(Registrant’s telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

      The number of shares outstanding of each of the registrant’s classes of capital stock, as of May 11, 2000 was: Common Stock, no par value, 10,011,700 shares.

NETRADIO CORPORATION
Index

Part I. Financial Information

Item 1.	Financial Statements

Balance Sheets -
March 31, 2000 and December 31, 1999

Statements of Operations -
Three months ended March 31, 2000 and 1999

Statements of Cash Flows -
Three months ended March 31, 2000 and 1999

Notes to Condensed Consolidated Financial Statements — March 31, 2000

Item 2.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Part II. Other Information

Item 1.	Legal Proceedings

Item 2.	Change in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NetRadio Corporation

Balance Sheets

	March 31,	December 31,
	2000	1999
	(Unaudited)
Assets
Current assets:

Cash and cash equivalents	$6,517,595	$11,721,536

Short-term investments	16,702,371	17,845,905

Accounts receivable, less allowance for doubtful accounts of $60,000 at March 31, 2000 and $55,000 at December 31, 1999, respectively	208,210	146,863

Prepaid advertising	970,955	802,793

Prepaid expenses	50,141	97,420

Other current assets	304,266	372,220

Total current assets	24,753,538	30,986,737

Property and equipment, net	3,150,822	2,626,227

Note receivable – officer	63,349	62,141

Goodwill, net	—	106,000

Other assets	120,254

	$28,087,963	$33,781,105

Liabilities and shareholders’ equity
Current Liabilities
Accounts payable	$1,886,150	$3,152,859

Accrued expenses	569,993	853,435

Deferred advertising revenue	172,149	4,764

Current maturities of capital lease obligation	117,587	115,223

Total current liabilities	2,745,879	4,126,281

Note payable	9,596,827	9,596,827

Capital lease obligations, less current portion	59,331	89,630

Shareholders’ equity:

Preferred stock,
Authorized shares - 10,000,000

Issued and outstanding shares — none at March 31, 2000 and December 31, 1999
Common stock, no par value;
Authorized shares - 50,000,000

Issued and outstanding shares - 10,011,700 at March 31, 2000 and

10,007,900 at December 31, 1999, respectively	40,943,643	40,930,243

Accumulated deficit	(25,257,717)	(20,961,876)

Total shareholders’ equity	15,685,926	19,968,367

Total liabilities and shareholders’ equity	$28,087,963	$33,781,105

See accompanying notes.

NetRadio Corporation

Statements of Operations

	Three Months Ending
	March 31,

	2000	1999

	(unaudited)
Net revenues
Product sales	$223,341	$95,497

Internet advertising	341,481	76,302

Total net revenues	564,822	171,799

Cost of revenues	197,907	91,546

Gross profit	366,915	80,253

Operating expenses:

Operations and technical support	2,522,364	804,104

Sales and marketing	1,506,748	375,274

General and administrative	773,923	1,529,214

Total operating expenses	4,803,035	2,708,592

Loss from operations	(4,436,120)	(2,628,339)

Other (income) expenses
Interest (Income)	(361,252)	—

Interest Expense	220,972	11,977

Net loss	$(4,295,840)	$(2,640,316)

Loss per share-basic and dilluted:	$(0.43)	$(0.45)

Weighted average shares outstanding	10,009,081	5,922,500

See accompanying notes

NetRadio Corporation

Statements of Cash Flows

	Three Months Ended
	March 31,

	2000	1999

	(unaudited)
Operating activities
Net loss	$(4,295,840)	$(2,640,316)

Adjustment to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	507,277	219,396

Stock option compensation	—	879,625

Change in operating assets and liabilities:

Accounts receivable	(61,346)	(51,984)

Prepaid expenses	(120,883)	150,000

Trade accounts payable	(1,266,710)	289,030

Accrued liabilities and other	(283,443)	110,584

Deferred revenue	167,385	—

Other assets	(52,300)	(3,175)

Net cash used in operating activities	(5,405,860)	(1,046,840)

Investing activities
Note receivable — officer	(1,208)	(1,202)

Purchase of property and equipment	(925,872)	(183,193)

Purchase of short-term investments	(10,717,583)	—

Sale of short-term investments	11,861,117	—

Net cash provided by (used in) investing activities	216,454	(184,395)

Financing activities
Payment on capital lease obligations	(27,935)	(18,343)

Deferred offering costs	—	(326,973)

Proceeds from stock issuances	13,400	—

Advances from Navarre	—	1,598,141

Net cash provided by (used in) financing activities	(14,535)	1,252,825

Net (decrease) increase in cash and cash equivalents	(5,203,941)	21,590

Cash and cash equivalents at beginning of period	11,721,536	50,756

Cash and cash equivalents at end of period	$6,517,595	$72,346

See accompanying notes

NETRADIO CORPORATION

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements for the year ended December 31, 1999 included in the Company’s 1999 10K. In the opinion of management, the interim condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the operating results for the year ending December 31, 2000.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      We are a leading broadcaster of originally programmed audio entertainment over the Internet through our Web site, www.netradio.com. We use content to attract a large, diverse audience and retain them on our site for extended periods of time. In March 2000, over 2.5 million unique listeners accessed our more than 100 channels of music and information on demand, available 24 hours a day, seven days a week, and spent an average of 1 1/2 hours per daily visit.

      The site connects music enthusiasts with 15 interactive music “lifestyle communities” ranging from Jazz, Modern Rock and New Age to Vintage Rock, Country and Classical. With our on-screen player, listeners can see the title and artist of every song as it plays. Users can simply click at any time to seamlessly purchase what they’re hearing from an inventory of more than 250,000 music titles and 1 million sound samples at our on-line music store.

      Through our music and information channels, we provide our advertising and marketing partners the ability to reach focused segments of users defined by specific demographic and lifestyle characteristics. In addition, our site allows advertisers to utilize the combined strength of audio messaging with banner advertising, thus closing the loop between message and action.

RESULTS OF OPERATIONS

Net Revenues

      Net revenues consist of product sales and Internet advertising revenues. Net revenues increased to $565,000 for the three months ended March 31, 2000 from $172,000 for the three months ended March 31, 1999, a 228% increase. The increase in revenues over the prior year was mostly attributable to the increase in traffic to the site. Unique listeners grew by 127% to 2.5 million at March 31, 2000 from 1.1 million at March 31, 1999.

      Product Sales. Product sales include sales of audio merchandise, including shipping and handling costs. Product sales for the three months ended March 31, 2000 were $223,000 compared with $95,000 for the three months ended March 31, 1999, an increase of 134%. The increase in product sales over the prior year was due to the increase in site traffic coupled with an increase in our shopper and buyer conversion rates.

      Internet Advertising. Internet advertising revenues reflect audio and banner advertising sales as well as promotional advertising revenues. Internet advertising revenues for the three months ended March 31, 2000 were $341,000 compared to $76,000 for the three months ended March 31, 1999, an increase of 348%. The increase in advertising revenue was due to more available ad inventory resulting from the greater site traffic, higher sell through and an increase in average CPM rates.

Cost of Revenues

      Cost of revenues primarily consists of the cost of audio merchandise that we sell, including fulfillment costs through third party vendors which ship directly to our customers, and include costs incurred in connection with the development of specific advertising or promotional campaigns. Costs of revenues increased to $198,000 for the three months ended March 31, 2000 from $92,000 for the three months ended March 31, 1999. The increase in cost of revenues was due to the increased product sales associated with our online music store.

Operating Expenses

      Operations and Technical Support. Operations and technical support expenses consist primarily of data communications expenses, personnel expenses associated with broadcasting, software and content license fees, operating supplies and overhead. Operations and technical support expenses were $2,522,000 for the three months ended March 31, 2000, compared to $804,000 for the three months ended March 31, 1999. The increase in operations and technical support expenses were due primarily to the increase in bandwidth costs associated with our growth in traffic and building of the technology and personnel infrastructure necessary to meet listener demand and provide e-commerce opportunities to listeners.

      Sales and Marketing. Sales and marketing expenses consist primarily of personnel expenses associated with Internet advertising and the marketing of our Web site. Sales and marketing expenses were $1,507,000 for the three months ended March 31, 2000, compared to $375,000 for the three months ended March 31, 1999, an increase of 304%. The increase in sales and marketing expenses was due primarily to $1 million in online advertising incurred for the three months ended March 31, 2000 that did not occur in the prior year period.

      General and Administrative. General and administrative expenses consist primarily of administrative personnel expenses, professional fees, goodwill amortization, and expenditures for facility costs. General and administrative expenses were $774,000 for the three months ended March 31, 2000, compared to $1,529,000 for the three months ended March 31, 1999. The decrease in general and administrative expenses was due to the recognition of $880,000 in the three months ended March 31, 1999, in non-cash compensation expense associated with the issuance of stock options to employees and directors with exercise prices below the estimated fair market value of our common stock on the date of grant that did not occur in the three months ended March 31, 2000, offset by increases in costs associated with adding key personnel and building infrastructure.

      Interest expense for the three months ended March 31, 2000 was $221,000, compared to $12,000 for the three months ended March 31, 1999. The increase was due to interest expense associated with the Navarre Corporation note payable that was not in place in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception we have incurred significant net losses primarily due to the costs of developing our infrastructure, and hiring management and personnel to establish our audio channels and programming.

      The Company had working capital of $22 million at March 31, 2000, compared to working capital of $26.9 million at December 31, 1999.

      Net cash used in operating activities was $5,406,000 and $1,047,000 for the three months ended March 31, 2000 and 1999, respectively. Net cash used in operating activities for the three months ended March 31, 2000 was primarily comprised of our net losses and a decrease in accounts payable and accrued expenses, offset in part by depreciation and amortization.

      Accounts receivable grew to $208,000 at March 31, 2000 from $147,000 at December 31, 1999 and consisted primarily of agency-placed advertising revenue accounts. Advertising revenues placed by an agency typically are collected in 60 to 90 days. We expect advertising revenue accounts generally to be collected within 60 to 90 days in the future.

      The increase in prepaid advertising to $971,000 at March 31, 2000 from $803,000 at December 31, 1999 was primarily due to required prepayments of future consumer and trade advertising placements.

      The decrease in accounts payable to $1,886,000 at March 31, 2000 from $3,153,000 at December 31, 1999 was due primarily to payments for capital expenditures and other business expenses that became due in the quarter ended March 31, 2000.

      We generated $216,000 and used $185,000 in net cash from investing activities for the three months ended March 31, 2000 and 1999, respectively. The $216,000 in net cash provided by investing activities for the three months ended March 31, 2000 was the net result of short-term investment purchases and sales offset by the purchases of property and equipment. We used $185,000 in net cash for investing activities for the purchase of property and equipment for the three months ended March 31, 1999.

      We used net cash in financing activities of $15,000 and generated $1,253,000 in net cash from financing activities for the three months ended March 31, 2000 and 1999, respectively. Net cash provided by financing activities for the three months ended March 31, 1999 was primarily due to the $1,598,000 in advances from Navarre.

      We believe that the net proceeds from our October 14, 1999 initial public offering, together with our current cash and cash equivalents, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. To fund future operations, we may need to raise additional funds, through public or private financing, or other arrangements. There can be no assurance that additional financing, if needed, will be available on terms attractive to us, if at all. Our failure to raise capital when needed could have a material adverse effect on our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current shareholders will be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common stock.

Cautionary Statement

      This Form 10-Q contains forward-looking statements within the meaning of federal securities laws. These statements include statements regarding intent, belief, or current expectations of the Company and its management. These forward-looking statements are not guarantees of the future performance and involve a number of risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in these statements. These risks and uncertainties, together with certain other factors, are discussed in the “Risk Factor” section of our prospectus dated October 14, 1999 (Reg. Statement No. 333-73261).

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings

            None

Item 2. Change in Securities and Use of Proceeds

            None

Item 3. Defaults Upon Senior Securities

            None

Item 4. Submission of Matters to a Vote of Security Holders

            None

Item 5. Other Information

            None

Item 6. Exhibits and Reports on Form 8-K

            A. Exhibits are included

                        3.1 Articles of Incorporation, as amended (1)

                        3.2 Bylaws (1)

                        27 Financial Data Schedule

                        (1) Incorporated by reference to the Registration’s previously filed Form S-1 Registration Statement
                              No. 333-73261

            B. Report on Form 8-K

                        None

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: _5/11/00_	NETRADIO CORPORATION

By /s/ Edward A Tomechko

Edward A. Tomechko Chief Executive Officer and President (Principal Executive Officer)

By /s/ Michael P. Wise

Michael P. Wise Chief Financial Officer and Vice President (Principal Financial and Accounting Officer)