Form 10-Q
period 2000-06-30
NETRADIO CORP
filed 2000-08-11
CIK 1002636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission file number: 0-27575

NETRADIO CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State of incorporation or organization)	41-1819471 (I.R.S. Employer Identification No.)

10025 Valley View Road, Suite 190, Eden Prairie, Minnesota (Address of principal executive offices)	55344 (Zip Code)

(952) 259-6700

(Registrant’s telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

      The number of shares outstanding of each of the registrant’s classes of capital stock, as of August 11, 2000 was: Common Stock, no par value, 10,011,700 shares.

NETRADIO CORPORATION
Index

Part I. Financial Information

Item 1.	Financial Statements

Balance Sheets - June 30, 2000 and December 31, 1999

Statements of Operations - Three months and six months ended June 30, 2000 and 1999

Statements of Cash Flows -

Six months ended June 30, 2000 and 1999

Notes to Condensed Consolidated Financial Statements — June 30, 2000

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Part II	Other Information

Item 1.	Legal Proceedings

Item 2.	Change in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NetRadio Corporation
Balance Sheets

	June 30,	December 31,
	2000	1999

Assets	(Unaudited )

Current assets:

Cash and cash equivalents	$12,119,006	$11,721,536

Short-term investments	7,439,496	17,845,905

Trade accounts and notes receivable, less allowance for doubtful accounts of $65,000 at June 30, 2000, and $55,000 at December 31, 1999, respectively	285,682	146,863

Prepaid advertising	836,793	802,793

Prepaid expenses	98,032	97,420

Other current assets	—	372,220

Total current assets	20,779,009	30,986,737

Property and equipment, net	3,415,695	2,626,227

Note receivable — officer	64,581	62,141

Other assets	120,254	—

Goodwill, net	—	106,000

	$24,379,539	$33,781,105

Liabilities and shareholders’ equity Current Liabilities:

Accounts payable	$2,013,683	$3,152,859

Accrued expenses	1,077,964	853,435

Deferred advertising revenue	—	4,764

Current maturities of capital lease obligation	120,002	115,223

Total current liabilities	3,211,649	4,126,281

Note payable	9,596,827	9,596,827

Capital lease obligations, less current portion	28,408	89,630

Shareholders’ equity:

Preferred stock; Authorized shares — 10,000,000

Issued and outstanding shares — none at June 30, 2000 and December 31, 1999

Common stock, no par value;

Authorized shares — 50,000,000

Issued and outstanding shares - 10,011,700 at June 30, 2000 and 10,007,900 at December 31, 1999, respectively	40,943,643	40,930,243

Accumulated deficit	(29,400,988)	(20,961,876)

Total shareholders’ equity	11,542,655	19,968,367

Total liabilities and shareholders’ equity	$24,379,539	$33,781,105

NetRadio Corporation
Statements of Operations

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2000	1999	2000	1999

	(unaudited)		(unaudited)
Net revenues
Product sales	$210,294	$163,110	$433,636	$258,607

Internet advertising	405,943	70,756	747,423	147,058

Total net revenues	616,237	233,866	1,181,059	405,665

Cost of revenues	202,427	150,870	400,334	242,416

Gross profit	413,810	82,996	780,725	163,249

Operating expenses

Operations and technical support	2,644,686	1,438,814	5,167,050	2,242,918

Sales and marketing	1,219,548	414,570	2,726,296	789,844

General and administrative	784,989	495,455	1,558,912	2,024,666

Total operating expenses	4,649,223	2,348,839	9,452,258	5,057,428

Loss from operations	(4,235,413)	(2,265,843)	(8,671,533)	(4,894,179)

Other (income) expenses

Interest (Income)	(327,505)	—	(688,757)	—

Interest Expense	235,364	302,179	456,335	314,155

Net loss	$(4,143,272)	$(2,568,022)	$(8,439,111)	$(5,208,334)

Loss per share-basic and diluted:	$(0.41)	$(0.43)	$(0.84)	$(0.88)

Weighted average shares outstanding	10,011,700	5,923,902	10,010,390	5,923,902

NetRadio Corporation
Statement of Cash Flows

	Six Months Ended
	June 30,

	2000	1999

	(unaudited)
Operating activities

Net loss	$(8,439,111)	$(5,208,334)

Adjustment to reconcile net loss to net cash

provided by (used in) operating activities:

Depreciation and amortization	956,629	489,205

Stock option compensation	—	879,625

Change in operating assets and liabilities:

Accounts receivable	(138,818)	(78,915)

Prepaid expenses	(34,613)	(16,700)

Trade accounts payable	(1,139,177)	71,324

Accrued liabilities and other	224,528	1,253,600

Deferred revenue	(4,764)	250,000

Other assets	251,966	(766,508)

Net cash used in operating activities	(8,323,360)	(3,126,703)

Investing activities

Note receivable — officer	(2,440)	(2,443)

Purchase of property and equipment	(1,640,097)	(845,278)

Purchase of short-term investments	(10,717,583)	—

Sale of short-term investments	21,123,992	—

Net cash provided by (used in) investing activities	8,763,872	(847,721)

Financing activities

Payment on capital lease obligations	(56,442)	(65,393)

Deferred offering costs	—	(524,652)

Proceeds from stock issuances	13,400	16,200

Advances from Navarre	—	4,513,537

Net cash provided by financing activities	(43,042)	3,939,692

Net increase in cash and cash equivalents	397,470	(34,732)

Cash and cash equivalents at beginning of period	11,721,536	50,756

Cash and cash equivalents at end of period	$12,119,006	$16,024

Fixed assets acquired under capital lease	$—	$90,617

NETRADIO CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements for the year ended December 31, 1999 included in the Company's Form 1999 10K. In the opinion of management, the interim condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the operating results for the year ending December 31, 2000.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      NetRadio Corporation is a media company that is the leading online distributor of originally programmed audio entertainment. Through our Web site, www.netradio.com, we leverage the attributes of traditional radio, publishing and direct marketing with the connectivity and interactivity of the Internet.

      In the second quarter ended June 30, 2000, approximately 2.4 million average monthly unique listeners visited several times per month to enjoy our more than 100 channels of music and information on demand, 24 hours a day, seven days a week, and spent an average of 1 1/2 hours per daily visit.

      The site connects with music enthusiasts through 15 interactive music lifestyle communities ranging from Jazz, Modern Rock and New Age to Vintage Rock, Country and Classical. With our on-screen player, listeners can see the title and artist of every song as it plays. Users can simply click at any time to seamlessly purchase what they’re hearing from an inventory of more than 250,000 music titles and 1 million sound samples at our on-line music store.

      Through our music and information channels, we provide our advertising and marketing partners the ability to reach focused segments of users defined by specific demographic and lifestyle characteristics. In addition, our site allows advertisers to utilize the combined strength of audio messaging with banner advertising, closing the loop between message and action.

RESULTS OF OPERATIONS

Net Revenues

      Net revenues consist of product sales and Internet advertising revenues. Net revenues increased to $616,000 for the three months ended June 30, 2000 from $234,000 for the three months ended June 30, 1999, a 163% increase. Net revenues increased to $1,181,000 for the six months ended June 30, 2000 from $406,000 for the six months ended June 30, 1999, a 191% increase. The increase in revenues for both the three and six months ended June 30, 2000, over the prior year periods was mostly attributable to the increase in traffic to the site. For the three months ended June 30, 2000, monthly average unique listeners numbered 2.4 million, a 140 percent increase from 1.0 million at June 30, 1999.

      Product Sales. Product sales include sales of audio merchandise, including shipping and handling costs. Product sales for the three months ended June 30, 2000 were $210,000 compared with $163,000 for the three months ended June 30, 1999, an increase of 29%. Product sales for the six months ended June 30, 2000 were $434,000 compared with $259,000 for the six months ended June 30, 1999, an increase of 68%. The increase in product sales for both the three and six months ended June 30, 2000, over the prior year periods was due to the increase in site traffic coupled with an increase in our shopper and buyer conversion rates.

      Internet Advertising. Internet advertising revenues reflect audio and banner advertising sales as well as promotional advertising revenues. Internet advertising revenues for the three months ended June 30, 2000 were $406,000 compared to $71,000 for the three months ended June 30, 1999, an increase of 474%. Internet advertising revenues for the six months ended June 30, 2000 were $747,000 compared to $147,000 for the six months ended June 30, 1999, an increase of 408%. The increase in advertising revenue for both the three and six months ended June 30, 2000, over the prior year periods was due to more available ad inventory resulting from the greater site traffic, higher sell through and an increase in average cost per thousand (CPM) rates.

Cost of Revenues

      Cost of revenues primarily consists of the cost of audio merchandise that we sell, including fulfillment costs through third party vendors that ship directly to our customers. Costs of revenues increased to $202,000 for the three months ended June 30, 2000 from $151,000 for the three months ended June 30, 1999. Costs of revenues increased to $400,000 for the six months ended June 30, 2000 from $242,000 for the six months ended June 30, 1999. The increase in cost of revenues for both the three and six months ended June 30, 2000, over the prior year periods was due to the increased product sales associated with our online music store.

Operating Expenses

      Operations and Technical Support. Operations and technical support expenses consist primarily of data communications expenses, personnel expenses associated with broadcasting, software and content license fees, operating supplies and overhead. Operations and technical support expenses were $2,645,000 for the three months ended June 30, 2000, compared to $1,439,000 for the three months ended June 30, 1999. Operations and technical support expenses were $5,167,000 for the six months ended June 30, 2000, compared to $2,243,000 for the six months ended June 30, 1999. The increase in operations and technical support expenses for both the three and six months ended June 30, 2000, over the prior year periods was due primarily to the increase in bandwidth costs associated with our growth in traffic and building of the technology and personnel infrastructure necessary to meet listener demand and provide e-commerce opportunities to listeners.

      Sales and Marketing. Sales and marketing expenses consist primarily of personnel expenses and costs associated with the sale of advertising and the marketing of our Web site. Sales and marketing expenses were $1,220,000 for the three months ended June 30, 2000, compared to $415,000 for the three months ended June 30, 1999, an increase of 194%. Sales and marketing expenses were $2,726,000 for the six months ended June 30, 2000, compared to $790,000 for the six months ended June 30, 1999, an increase of 245%. The increase in sales and marketing expenses for both the three and six months ended June 30, 2000, over the prior year periods was due primarily to the marketing of our Web site.

      General and Administrative. General and administrative expenses consist primarily of administrative personnel expenses, professional fees, goodwill amortization, and expenditures for facility costs. General and administrative expenses were $785,000 for the three months ended June 30, 2000, compared to $495,000 for the three months ended June 30, 1999. General and administrative expenses were $1,559,000 for the six months ended June 30, 2000, compared to $2,025,000 for the six months ended June 30, 1999. The increase in general and administrative expenses for the three months ended June 30, 2000, over the three months ended June 30, 1999, was due to an increase in administrative personnel expenses, facilities costs and professional fees. The decrease in general and administrative expenses for the six months ended June 30, 2000,was due to the recognition of $880,000 in the six months ended June 30, 1999, in non-cash compensation expense associated with the issuance of stock options to employees and directors with exercise prices below the estimated fair market value of our common stock on the date of grant that did not occur in the six months ended June 30, 2000, offset by increases in costs associated with adding key personnel.

      Interest expense for the three months ended June 30, 2000 was $235,000, compared to $302,000 for the three months ended June 30, 1999. Interest expense for the six months ended June 30, 2000 was $456,000, compared to $314,000 for the six months ended June 30, 1999. The increase for the six months ended June 30, 2000, over the six months ended June 30, 1999, was due to a higher balance due Navarre.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception we have incurred significant net losses primarily due to the costs of developing our infrastructure, and hiring management and personnel to establish our audio channels and programming.

      The Company had working capital of $17.6 million at June 30, 2000, compared to working capital of $26.9 million at December 31, 1999.

      Net cash used in operating activities was $8,323,000 and $3,127,000 for the six months ended June 30, 2000 and 1999, respectively. Net cash used in operating activities for the six months ended June 30, 2000 was primarily comprised of our net losses and a decrease in accounts payable, offset in part by depreciation and amortization.

      Accounts receivable grew to $286,000 at June 30, 2000 from $147,000 at December 31, 1999 and consisted primarily of agency-placed advertising revenue accounts. The increase in accounts receivable was due to the increase in advertising sales for the period. Advertising revenues placed by an agency typically are collected in 60 to 90 days. We expect advertising revenue accounts generally to be collected within 60 to 90 days in the future.

      The decrease in accounts payable to $2,014,000 at June 30, 2000 from $3,153,000 at December 31, 1999 was due primarily to payments for capital expenditures and other business expenses that became due in the quarter ended June 30, 2000.

      We generated $8,764,000 and used $848,000 in net cash from investing activities for the six months ended June 30, 2000 and 1999, respectively. The $8,764,000 in net cash provided by investing activities for the six months ended June 30, 2000 was the net result of short-term investment purchases and sales offset by the purchases of property and equipment. We used $1,640,000 in net cash for investing activities for the purchase of property and equipment for the six months ended June 30, 2000.

      We used net cash for financing activities of $43,000 and generated $3,940,000 in net cash from financing activities for the six months ended June 30, 2000 and 1999, respectively. Net cash provided by financing activities for the six months ended June 30, 1999 was primarily due to the $4,514,000 in advances from Navarre.

      We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 9 to 12 months. To fund future operations, we may need to raise additional funds, through public or private financing, or other arrangements. On April 26, 2000, we retained Gerard Klauer Mattison & Co., Inc. to act as our exclusive financial advisor until December 31, 2000, in connection with potential issuance's of our debt or equity securities to strategic partners and the exploration of potential strategic transactions. There can be no assurance that additional financing, if needed, will be available on terms attractive to us, if at all. Our failure to raise capital when needed could have a material adverse effect on our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current shareholders will be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common stock.

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

              None

Item 3. Defaults Upon Senior Securities

              None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

A.	Exhibits are included

	10.1	Amendment and Restated 1998 Stock Option Plan

	10.2	Agreement between the Company and Gerard Klauer Mattison & Co., Inc. dated April 26, 2000

	27	Financial Data Schedule

B.	Report on Form 8-K

None

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: 8/11/00		NETRADIO CORPORATION

	By	/s/ Edward A Tomechko Edward A. Tomechko Chief Executive Officer and President (Principal Executive Officer)

	By	/s/ Michael P. Wise Michael P. Wise Chief Financial Officer and Vice President (Principal Financial and Accounting Officer)