Form 10-Q
period 2000-09-30
NETRADIO CORP
filed 2000-11-13
CIK 1002636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2000

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission file number: 0-27575

NETRADIO CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1819471

(State of incorporation or organization)	(I.R.S. Employer Identification No.)

10025 Valley View Road, Eden Prairie, Minnesota	55344

(Address of principal executive offices)	(Zip Code)

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
 Yes         No

      The number of shares outstanding of each of the registrant’s classes of capital stock, as of November 13, 2000 was: Common Stock, no par value, 10,031,037 shares.

NETRADIO CORPORATION
Index

Part I Financial Information

Item 1.	Financial Statements

Balance Sheets -

September 30, 2000 and December 31, 1999

Statements of Operations -

Three months and nine months ended September 30, 2000 and 1999

Statements of Cash Flows -

Nine months ended September 30, 2000 and 1999

Notes to Condensed Consolidated Financial Statements - September 30, 2000

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

Signatures

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NetRadio Corporation

Balance Sheets

	September 30,	December 31,
	2000	1999

Assets	(Unaudited )

Current assets:

Cash and cash equivalents	$28,350	$11,721,536

Short-term investments	13,887,756	17,845,905

Trade accounts and notes receivable, less allowance for doubtful accounts of $13,000 at September 30, 2000, and $55,000 at December 31, 1999, respectively	300,061	146,863

Prepaid advertising	813,381	802,793

Prepaid expenses	115,809	97,420

Other current assets	540,667	372,220

Total current assets	15,686,024	30,986,737

Property and equipment, net	3,290,197	2,626,227

Patents and trademarks, net	42,186	—

Note receivable	65,851	62,141

Other assets	120,254	—

Goodwill, net	—	106,000

	$19,204,512	$33,781,105

Liabilities and shareholders’ equity Current Liabilities:

Accounts payable	$1,163,354	$3,152,859

Accrued expenses	1,108,040	853,435

Deferred advertising revenue	—	4,764

Current maturities of capital lease obligations	116,203	115,223

Total current liabilities	2,387,597	4,126,281

Note payable	9,596,827	9,596,827

Capital lease obligations, less current portion	3,116	89,630

Shareholders’ equity:

Preferred stock; Authorized shares — 10,000,000

Issued and outstanding shares — none at September 30, 2000 and December 31, 1999

Common stock, no par value; Authorized shares — 50,000,000

Issued and outstanding shares - 10,031,037 at September 30, 2000 and 10,007,900 at December 31, 1999, respectively	41,001,632	40,930,243

Accumulated deficit	(33,784,660)	(20,961,876)

Total shareholders’ equity	7,216,972	19,968,367

Total liabilities and shareholders’ equity	$19,204,512	$33,781,105

NetRadio Corporation

Statements of Operations

	Three Months Ending		Nine Months Ending
	September 30,		September 30,

	2000	1999	2000	1999
	(unaudited)		(unaudited)

Net revenues
Product sales	$134,338	$172,220	$567,973	$430,827

Internet advertising	322,097	201,854	1,069,521	348,912

Total net revenues	456,435	374,074	1,637,494	779,739

Cost of revenues	121,753	158,232	522,088	400,648

Gross profit	334,682	215,842	1,115,406	379,091

Operating expenses
Operations and technical support	2,391,042	2,207,737	7,558,092	4,450,656

Sales and marketing	1,904,632	1,168,427	4,630,928	1,958,271

General and administrative	590,722	768,476	2,149,634	2,793,145

Total operating expenses	4,886,396	4,144,640	14,338,654	9,202,072

Loss from operations	(4,551,714)	(3,928,798)	(13,223,248)	(8,822,981)

Other (income) expenses
Interest (Income)	(410,829)	(1,278)	(1,099,585)	(1,278)

Interest Expense	242,786	289,328	699,121	603,484

Net loss	$(4,383,671)	$(4,216,848)	$(12,822,784)	$(9,425,187)

Loss per share-basic and diluted:	$(0.44)	$(0.71)	$(1.28)	$(1.59)

Weighted average shares outstanding	10,019,687	5,925,249	10,013,512	5,925,249

NetRadio Corporation

Statements of Cash Flows

	Nine Months Ended
	September 30,

	2000	1999

	(unaudited)
Operating activities
Net loss	$(12,822,784)	$(9,425,186)

Adjustment to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	1,430,111	773,290

Stock option compensation	57,989	1,138,625

Change in operating assets and liabilities:

Accounts receivable	(153,198)	(170,595)

Prepaid expenses	(28,978)	5,536

Trade accounts payable	(1,989,506)	718,827

Accrued liabilities and other	254,605	1,501,143

Deferred revenue	(4,764)	241,476

Other assets	(288,701)	(595,554)

Net cash used in operating activities	(13,545,226)	(5,812,438)

Investing activities
Note receivable — officer	(3,710)	(3,721)

Purchase of property and equipment	(1,988,079)	(1,452,467)

Purchase of patents and trademarks	(42,186)	—

Purchase of short-term investments	(18,033,229)	—

Sale of short-term investments	21,991,378	—

Net cash provided by (used in) investing activities	1,924,174	(1,456,188)

Financing activities
Payment on capital lease obligations	(85,534)	(70,198)

Deferred offering costs	—	(664,559)

Proceeds from stock issuances	13,400	16,200

Advances from Navarre	—	8,023,786

Net cash provided by financing activities	(72,134)	7,305,229

Net increase in cash and cash equivalents	(11,693,186)	36,603

Cash and cash equivalents at beginning of period	11,721,536	50,756

Cash and cash equivalents at end of period	$28,350	$87,359

Fixed assets aquired under capital lease	$—	$82,175

NETRADIO CORPORATION

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements for the year ended December 31, 1999 included in the Company’s 1999 Form 10K. In the opinion of management, the interim condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the operating results for the year ending December 31, 2000.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS               OF OPERATIONS

GENERAL

      NetRadio Corporation is a media company that is the leading online distributor of originally programmed audio entertainment. Through our premier Website, www.Netradio.com, we leverage the attributes of traditional radio, publishing and direct marketing with the connectivity and interactivity of the Internet.

      In the third quarter ended September 30, 2000, approximately 2.1 million average monthly unique guests visited several times per month to enjoy our more than 100 channels of music and information on demand, 24 hours a day, seven days a week, and spent an average of 1.5 hours per daily visit.

      The site connects with music enthusiasts through 15 interactive music communities ranging from Jazz, Modern Rock and New Age to Vintage Rock, Country and Classical. With our on-screen player, listeners can see the title and artist of every song as it plays. Users can simply click at any time to seamlessly purchase what they’re hearing from an inventory of more than 250,000 music titles and 1 million sound samples at our on-line music store.

      Through our more than 100 channels of music and information, we provide our advertising and marketing partners the ability to reach focused segments of users defined by specific demographic and lifestyle characteristics. In addition, our site allows advertisers to utilize the combined strength of audio messaging with banner advertising, closing the loop between message and action.

RESULTS OF OPERATIONS

Net Revenues

      Net revenues consist of product sales and Internet advertising revenues. Net revenues increased to $456,000 for the three months ended September 30, 2000 from $374,000 for the three months ended September 30, 1999, a 22% increase. Net revenues increased to $1,637,000 for the nine months ended September 30, 2000 from $780,000 for the nine months ended September 30, 1999, a 110% increase. The increase in revenues for both the three and nine months ended September 30, 2000, over the prior year periods was mostly attributable to the increase in traffic to the site. For the three months ended September 30, 2000, monthly average unique guests numbered 2.1 million, from 1.0 million at September 30, 1999, a 110% increase.

      Product Sales. Product sales include sales of audio merchandise, as well as shipping and handling costs. Product sales for the three months ended September 30, 2000 were $134,000 compared with $172,000 for the three months ended September 30, 1999, a decrease of 22%. Product sales for the nine months ended September 30, 2000 were $568,000 compared with $431,000 for the nine months ended September 30, 1999, an increase of 31%. The decrease in product sales for the three months ended September 30, 2000, over the prior year period was primarily due to a decrease in new product releases from popular artists. The increase in product sales for the nine months ended September 30, 2000, over the prior year period was due to the increase in site traffic, coupled with an increase in our shopper and buyer conversion rates.

      Internet Advertising. Internet advertising revenues include audio, video and banner advertising sales as well as promotional advertising revenues. Internet advertising revenues for the three months ended September 30, 2000 were $322,000 compared to $202,000 for the three months ended September 30, 1999, an increase of 59%. Included in these amounts were $2,000 and $9,000 of non-cash barter advertising for the three months ended September 30, 2000 and 1999, respectively. Internet advertising revenues for the nine months ended September 30, 2000 were $1,070,000 compared to $349,000 for the nine months ended September 30, 1999, an increase of 67%. Included in these amounts were $148,000 and $9,000 of non-cash barter advertising for the nine months ended September 30, 2000 and 1999, respectively. The increase in advertising revenue for both the three and nine months ended September 30, 2000, over the prior year periods was due to more available ad inventory resulting from greater site traffic, higher sell through and an increase in average cost per thousand (CPM) rates.

Cost of Revenues

      Cost of revenues primarily consists of the cost of audio merchandise that we sell, including fulfillment costs through third party vendors that ship directly to our customers. Costs of revenues decreased to $122,000 for the three months ended September 30, 2000 from $158,000 for the three months ended September 30, 1999. Costs of revenues increased to $522,000 for the nine months ended September 30, 2000 from $401,000 for the nine months ended September 30, 1999. The decrease in cost of revenue for the three months ended September 30, 2000, over the prior year period was due to the decrease in product sales. The increase in cost of revenue for the nine months ended September 30, 2000, over the prior year periods was due to the increased product sales associated with our online music store.

Operating Expenses

      Operations and Technical Support. Operations and technical support expenses consist primarily of data communications expenses, personnel expenses associated with broadcasting, software and content license fees, operating supplies and overhead. Operations and technical support expenses were $2,391,000 for the three months ended September 30, 2000, compared to $2,208,000 for the three months ended September 30, 1999. Operations and technical support expenses were $7,558,000 for the nine months ended September 30, 2000, compared to $4,451,000 for the nine months ended September 30, 1999. The increase in operations and technical support expenses for both the three and nine months ended September 30, 2000, over the prior year periods was due primarily to the increase in bandwidth costs associated with our growth in traffic and building of the technology and personnel infrastructure necessary to meet listener demand and provide e-commerce opportunities to listeners.

      Sales and Marketing. Sales and marketing expenses consist primarily of personnel expenses and costs associated with the sale of advertising and the marketing of our Web site. Sales and marketing expenses were $1,905,000 for the three months ended September 30, 2000, compared to $1,168,000 for the three months ended September 30, 1999, an increase of 63%. Sales and marketing expenses were $4,631,000 for the nine months ended September 30, 2000, compared to $1,958,000 for the nine months ended September 30, 1999, an increase of 136%. The increase in sales and marketing expenses for both the three and nine months ended September 30, 2000, over the prior year periods was due primarily to the marketing of our Web site which has resulted in the growth in traffic to our site.

      General and Administrative. General and administrative expenses consist primarily of administrative personnel expenses, professional fees, goodwill amortization, and expenditures for facility costs. General and administrative expenses were $591,000 for the three months ended September 30, 2000, compared to $768,000 for the three months ended September 30, 1999. General and administrative expenses were $2,150,000 for the nine months ended September 30, 2000, compared to $2,793,000 for the nine months ended September 30, 1999. The decrease in general and administrative expenses for the three months ended September 30, 2000, over the three months ended September 30, 1999, was due to the recognition of $259,000 in the three months ended September 30, 1999 in non-cash compensation expense associated with the acceleration of vesting in stock options as part of an executive officer’s severance agreement, partially offset by increases in administrative personnel expenses, short-term facilities costs and professional fees. The decrease in general and administrative expenses for the nine months ended September 30, 2000, was due to the recognition of $1,139,000 in the nine months ended September 30, 1999, in non-cash compensation expense associated with an executive officer’s severance agreement and the issuance of stock options to employees and directors with exercise prices below the estimated fair market value of our common stock on the date of grant that did not occur in the nine months ended September 30, 2000, offset by increases in personnel expenses.

      Interest expense for the three months ended September 30, 2000 was $243,000, compared to $289,000 for the three months ended September 30, 1999. Interest expense for the nine months ended September 30, 2000 was $700,000, compared to $604,000 for the nine months ended September 30, 1999. The decrease in interest expense for the three months ended September 30, 2000, over the prior year period was due to a lower balance due Navarre during that period. The increase for the nine months ended September 30, 2000, over the nine months ended September 30, 1999, was due to a higher balance due Navarre, as well as in increase in the federal prime rate of interest, which impacts the interest due on the Note with Navarre.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception we have incurred significant net losses primarily due to the costs of developing our infrastructure, and hiring management and personnel to establish our audio channels and programming.

      The Company had working capital of $13.3 million at September 30, 2000, compared to working capital of $26.9 million at December 31, 1999.

      Net cash used in operating activities was $13,545,000 and $5,812,000 for the nine months ended September 30, 2000 and 1999, respectively. Net cash used in operating activities for the nine months ended September 30, 2000 was primarily comprised of our net losses and a decrease in accounts payable, offset in part by depreciation and amortization.

      Accounts receivable grew to $300,000 at September 30, 2000 from $147,000 at December 31, 1999 and consisted primarily of agency-placed advertising revenue accounts. The increase in accounts receivable was due to the increase in advertising sales for the period. Advertising revenues placed by an agency typically are collected in 60 to 90 days. We expect advertising revenue accounts generally to be collected within 60 to 90 days in the future.

      The decrease in accounts payable to $1,163,000 at September 30, 2000 from $3,153,000 at December 31, 1999 was due primarily to payments for capital expenditures and other business expenses that became due in the quarter ended March 31, 2000.

      We generated $1,924,000 and used $1,456,000 in net cash from investing activities for the nine months ended September 30, 2000 and 1999, respectively. The $1,924,000 in net cash provided by investing activities for the nine months ended September 30, 2000 was the net result of short-term investment purchases and sales offset by the purchases of property and equipment. The purchase of property and equipment resulted in the use of $1,988,000 in net cash for the nine months ended September 30, 2000. The $1,456,000 used in net cash from investing activities for the nine months ended September 30, 1999 was due to the purchases of property and equipment.

      We used net cash for financing activities of $72,000 and generated $7,305,000 in net cash from financing activities for the nine months ended September 30, 2000 and 1999, respectively. Net cash provided by financing activities for the nine months ended September 30, 1999 was primarily due to the $8,024,000 in advances from Navarre.

      We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 6 to 9 months. To fund future operations, we may need to raise additional funds, through public or private financing, or other arrangements. On April 26, 2000, we retained Gerard Klauer Mattison & Co., Inc. to act as our exclusive financial advisor until December 31, 2000, in connection with potential issuances of our debt or equity securities to strategic partners and the exploration of potential strategic transactions. There can be no assurance that additional financing, if needed, will be available on terms attractive to us, if at all. Our failure to raise capital when needed could have a material adverse effect on our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current shareholders will be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common stock.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits are included

10.1	Employment Agreement — Steven Holderman

10.2	Employment Agreement — Michael Wise

10.3	Employment Agreement — Richard Hailey

27	Financial Data Schedule

B. Report on Form 8-K

None

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: 11/13/00		NETRADIO CORPORATION

	By	/s/ Eric H. Paulson

Eric H. Paulson
Chief Executive Officer and President (Principal Executive Officer)

	By	/s/ Michael P. Wise

Michael P. Wise Secretary, Chief Financial Officer and Vice President (Principal Financial and Accounting Officer)