Form 10-K405
period 2000-12-31
NETRADIO CORP
filed 2001-04-02
CIK 1002636

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File No. 0-23928

NetRadio Corporation

(Name of Small Business Issuer in its Charter)

Minnesota	41-1819471
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10025 Valley View Road, Suite 190 Eden Prairie, Minnesota	55344
(Address of Principal Executive Offices)	(Zip Code)

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

      The aggregate market value of voting stock held by non-affiliates of the Issuer as of March 1, 2001, was $1,389,015.

      The number of shares outstanding of the Issuer’s only class of common stock on March 1, 2001, was 10,081,037.

      Documents Incorporated by Reference: None

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

      We are a media company that is the leading online distributor of originally programmed audio entertainment over the Internet through our website, NetRadio.com. NetRadio.com provides more than 100 channels of music and information, 24 hours a day, seven days a week. Visitors to the site can access music, news and information within NetRadio.com’s 16 music genres. Approximately 2-3 million unique guests visit NetRadio.com several times per month.

      We provide our advertisers and marketing partners with the ability to reach focused segments of users defined by specific demographic and lifestyle characteristics. NetRadio.com allows advertisers to utilize the combined strength of audio messaging with banner advertising.

      We also provide our consumer Internet experience to other online businesses. Our business to business (“B2B”) initiative began in July 2000. We provide our B2B customers (primarily leading online sites) with co-branded players that include 10 to 20 channels of our originally programmed music. The co-branded player delivers a passive music experience to our B2B customers’ end users, and is intended to increase the length of stay on a site by an end-user, or “site stickiness.” The co-branded player also allows our B2B customers to deliver synchronized audio and banner advertising messages to their users.

      In February 2001, we entered into a co-branding agreement to provide custom audio entertainment programming to BestBuy.com. Under the terms of this agreement, we will provide BestBuy.com with a co-branded player that will include 20 originally programmed NetRadio channels for use on the BestBuy.com website. In addition, BestBuy.com will program, and we will host, two custom radio channels to leverage marketing and content from Best Buy enterprise initiatives.

Our Markets

      The Internet has quickly evolved from a relatively simple mechanism for delivery of text-based Web pages and electronic mail to a multimedia platform, providing an interactive world of information, entertainment and commerce. The resulting convergence of every day computer applications with communication, entertainment and commerce platforms permits the Internet to deliver content in such areas as music, sports, games, hobbies and shopping opportunities. The development of streaming audio media, a technology that permits the simultaneous transmission and playback of digitized audio and video streams, allows the Internet to broadcast music, information, advertising and other content to hundreds of thousands of simultaneous listeners worldwide.

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

      A recent study by The Arbitron Company and Edison Media Research found that “streamies,” Internet users those who watch or listen to webcasts online, now represent 44 percent of all Internet users and 27 percent of Americans overall. According to a study performed in January 2001 by Arbitron/ Edison Media Research, streamies are highly responsive to online advertising and purchase more on the Web than Internet users who are not listening online. Streaming media consumers are far more interactive, are more oriented to e-commerce and spend far more time online compared to Internet users who don’t stream. This report stated that “advertisers wishing to target high-value Internet users should focus their marketing on streamies.”

Music and Programming

      By focusing on our breadth of music and information content, we seek to capture a wide audience across a variety of musical tastes. Our programming has been developed by a team of eleven full-time and two part-time experienced, award-winning content and programming professionals. These music programmers bring specific musical expertise and an average of more than 18 years of experience to us. Their awards have included national awards and nominations from Billboard Magazine (Major Market Country Programmer of the Year nominee) and Gavin Magazine (Programmer of the Year multiple winner and nominee), as well as Minnesota Music awards (Club DJ of the Year winner). As a result of our programmers’ musical expertise, NetRadio was recognized in the Forbes February 2000 and 2001 “Best of the Web” editions as a “Best of the Web” site. NetRadio was the only music or Internet radio-related site to receive the “Best of the Web” designation in 2000. In describing the NetRadio.com site, Forbes noted that the site has the widest selection of music on the Internet and that the music is “passionately and expertly programmed.”

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

      Music Genres and Channels.  The NetRadio.com site is a complete music resource, providing listeners with approximately 100 channels of music and information 24 hours a day, seven days a week. NetRadio.com appeals to a wide range of musical tastes, ages and demographics. Visitors to the site can access music, news and information within NetRadio.com’s 16 music genres. Within a music genre, each music or information channel contains content that can be targeted to specific audience lifestyle segments and linked to potential advertising and e-commerce revenue opportunities.

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

      All of our channels can be heard using a 28.8kbps narrow bandwidth modem through a telephone line. We offer ten channels in broadband stereo, which is a special “higher quality” 64.4kbps stereo audio streaming channel featuring music from NetRadio’s most popular music channels, and requires a high-speed connection.

      NetRadio’s channels as of March 1, 2001, grouped by genre, are listed below.

BLUES
Blues
Blues Revival
Chicago Blues
Rockin’ Blues

BROADWAY/MOVIES
Showtunes
Soundtracks

CHRISTIAN/GOSPEL
Christian Hits

CLASSICAL
Baroque and Before
Chamber
Chant
Maestro
Opera
Piano
Quiet Classics
Symphony

COMEDY
Comedy Central Radio
Dot Comedy

COUNTRY
60s Country
70s Country
80s Country
Alternative Country
Bluegrass
Route 1 Country

ELECTRONICA/DANCE
Ambient
Big Beat/Breaks
Club Mix
DJ Mix
Drum ‘n’ Bass
Dub Electric
Electronica
Hardcore Techno
House
Industrial
Starstreams	ELECTRONICA/DANCE
(Continued)
Techno
Trance Acid
Trip Hop

FOLK
Celtic
Folk

HOLIDAY
Country Holiday
Holiday Hits
Holiday Pop
Jazz Holiday
Manheim Steamroller
New Age Holiday

JAZZ
Acid Jazz
Big Band
Bop
Café Jazz
Classic Jazz Vocals
Jazz Rock
Lounge
Modern Jazz Vocals
Quiet Storm
Smooth Jazz
Swing

KIDS
Kidz Hits
Kidz News

NEW AGE
New Age

POP
80s Hits
Adult Alternative
Big Ballad 50s
British Invasion
Disco Hits
Groovin 70s
Hits
Lite Hits	POP (Continued)
Fab 60s
Party Hits
Power Hits
Pre-Fab 60s
Rhythmic Hits
Rockin’ Rhythm 50s
Showtunes
Teen Scene

R&B
Smooth Urban Hits
Solid Gold Soul

RAP/HIP HOP
Hip Hop
Rap

ROCK
Adult Alternative
Hard Rock
Progressive Rock
Psychedelic
Punk
Ska
The X
Vintage Rock
Woodstock 69

WORLD
Alternative Latino
Earthbeat
Latino Mix
Reggae
Romance Latino
Tropical

NEWS AND INFO
Classical Notes
Country Music News
Hits Music News
Jazz Notes
Music Industry News
NetRadio Today
Today in Rock

C-Commerce, Product Sales and Fulfillment

      Our c-commerce (content enabled commerce) strategy provides the listener the opportunity to immediately purchase the music, product or service being promoted. Listeners do not need to be visually connected to NetRadio’s Web pages in order to receive audio content and promotional messages. Listeners stay connected to audio content for extended periods of time while NetRadio exposes them to commerce, advertising and promotional messages.

      NetRadio.com’s On-line Music Store.  With NetRadio.com’s On-Screen Player, listeners can see the title and artist of every song as it plays. Users can simply click at any time to seamlessly purchase what they’re hearing from an inventory of more than 250,000 music titles and 1 million sound samples at our on-line music store.

      Fulfillment.  We used fulfillment alliances with Navarre and Valley Media to fulfill our sale of products through mid March 2001. In mid March 2001, we became an affiliate of Amazon.com for the sale of products through our website. We also have an agreement with Liquid Audio under which our visitors are able to link to the Liquid Audio Web site and download over 20,000 authorized music tracks using Liquid Audio’s Liquid Player.

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

      Our servers record where visitors to our Web site originate, where they go, what they listen to and what advertising they click on. From our on-line music store, we accumulate product, order size, shipping destination and customer demographic information. We use information about visitors and listeners to enhance our content offerings, advertising strategies, marketing campaigns and Web site design and navigation elements. Product and demographic information helps us conduct one-to-one marketing campaigns with customers. In addition, we use this information to project purchase patterns and to ensure maximum product availability, selection and shipping efficiencies.

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

      Banner Advertising.  Visitors to our Web site are exposed to banner advertising messages placed on our Web pages. Banner advertising allows a user to travel immediately to the Web site displayed in the banner. These banners are sold to advertisers primarily by our sales staff and through third parties.

      Audio Advertising.  We incorporate audio advertisements into our programming. We believe that audio advertising is well suited to advertisers since it reaches listeners who are running multiple applications. Unlike banner advertising, which requires the viewer to be visually connected to the Web site, audio advertising allows the listener to hear streamed audio advertising while he or she is working on other applications. Our audio advertisements can also be combined with links to our advertisers’ Web sites, encouraging an immediate consumer response.

      Video Advertising.  We have incorporated video advertisements into our programming. Before an audio stream begins, we can display a video advertisement in the player window which allows our advertisers a way to deliver a visual message very similar to broadcast television.

      Co-Branded Player.  We have developed co-branded players as another means to generate revenues. We place a co-branded player on a partner’s Internet site, which allows consumers to listen to a variety of music while perusing or shopping at their site. Our partner has the ability to use audio advertisements to inform their consumers about special promotions or other areas of their site. Comedy Central.com and BestBuy.com are examples of some of our partners with co-branded players.

Strategic Alliances

      We have entered into several strategic alliances in the areas of content and programming, Internet traffic and technology.

      Content and Programming Alliances.  We have alliances with major record labels and other content providers that help us continue to develop our programming. Some of the record labels that have participated in featured promotions include: A&M, American Gramaphone, Arista, Atlantic, AWA, Beacon, Blue Note, Brentwood, Capitol, Caroline, CDM, CMC, DA Music, Damian, Decca, Dreamworks, Durkin Hayes, Elektra, EMD Distribution, EMI/ Angel, Forbidden, GRP, Interscope, J Bird, Jellybean, Leviathan, Macola, MCA, MED, Mercury, Mission, Moonshine, Motown, Nettwork, Nonesuch, Public Music, RCA, Relativity, Rhino, RLM, Solid Disc, Un-D-Nyable, Unison, V-Wax, Van Richter, Vesper Alley, Virgin, Warner Brothers and Windham Hill.

      Internet Alliances.  We have entered into Internet alliances to attract listeners and customers, build brand loyalty, and improve the quality of our broadcasts. The Company’s Internet alliances include:

•	Microsoft. We have a broad technology and marketing agreement with Microsoft Corp. that allows us to offer our channels in the Windows Media format and to be prominently featured on windowsmedia.com. As a result of this relationship, millions of Windows Media Player users will be able to enjoy the wide range of music offered by NetRadio.com.

•	RealNetworks. RealNetworks licenses software that allows our listeners to hear our audio streams. In addition to providing technology, we believe that RealNetworks is an important source of traffic to our Web site. We have 20 channel pre-sets on RealPlayer G2, a recent version of RealNetworks’ audio player.

•	Roadrunner Network. We offer ten 64.4kbps channels on the Roadrunner Network, a division of AT&T. Roadrunner provides high-speed, fully-integrated multimedia Internet and online services using cable television technology. Roadrunner subscribers have the opportunity to listen to our programming through a higher quality connection than is normally available through a standard telephone line.

•	INTERVU/ Akamai Inc. In January 2000, we entered a streaming media distribution agreement with INTERVU/ Akamai Inc. to stream our audio content through their distributed network. This agreement provides us additional bandwidth capacity and redundancy in our streaming technology network. In October 2000 we renegotiated our contract to reduce our cost per megabyte in exchange for a monthly minimum commitment.

•	iBeam Broadcasting Corporation. In February 2000, we entered a streaming media distribution agreement with iBeam Broadcasting Corporation to stream our audio content through their streaming media network. iBeam’s sophisticated distribution model utilizes a hybrid satellite and fiber network to stream media to the edges of the Internet in the most efficient manner possible. This agreement provides us additional bandwidth capacity and redundancy in our streaming technology network.

•	Kerbango, Inc. In February, 2000, we entered a strategic relationship with Kerbango, Inc., creator of the world’s first standalone Internet radio. Under this relationship, the Kerbango standalone Internet radio device will prominently feature all of NetRadio’s 100 channels of music. The Kerbango radio can be plugged in anywhere in the home or office — only a power outlet and standard Internet connection — dial-up, cable modem, DSL, home network, or other connection — is needed.

•	Akoo.com. In October, 2000, we entered an affiliate and content licensing agreement with Akoo.com, creator of the Kima System, which wirelessly transmits the music from a computer to a stereo system. Under the agreement, NetRadio will provide banner advertising for Akoo.com to promote the Kima System in exchange for guaranteed affiliate commissions equating to the same value. The Kima System transmitter plugs into a PC and wirelessly transmits to the Kima receiver, which in-turn wirelessly plays through a home stereo via frequency waves over the stereo’s tuner. The transmitter can also be used with RCA Cables via a stereo’s auxiliary jacks.

•	AudioBasket.com. In August, 2000, we entered into a content licensing agreement with AudioBasket.com, an audio content provider over computer networks, to provide six audio news programs for a fixed monthly fee.

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

      Most transmissions over telephone lines occur at a rate of 56kbps. Transmissions also occur at higher speeds using digital subscriber line, or DSL, cable modem and broadband technologies. Audio clarity varies with the speed of transmission. Audio streaming differs from traditional radio broadcasting in its ability to be transmitted to a worldwide audience. RealNetworks pioneered the development of audio streaming technology in 1995. This technology has transformed the Internet from a graphic and text-based information platform into a multimedia audio/visual platform.

      Our Web site is currently running on a Microsoft NT platform. E-commerce data stores are hosted in a secure Oracle environment. NetRadio.com staffs a fulltime Network Operations Center (“NOC”) to ensure availability of our broadcast streams. All mission critical services are monitored 24/7.

      We have developed proprietary software, together with commercially available music scheduling products to produce a traditional style broadcast with real-time streaming information. Our audio content is programmed and housed on Microsoft NT workstations connected to an internal network. Audio streams are encoded in Microsoft and Real Networks streaming formats and are distributed to third party streaming providers.

      We have contracts in place with Akamai Corporation and iBeam to provide streaming capabilities. These partnerships allow NetRadio to take advantage of aggressive scalability and pricing plans without the need for up-front capital expenditures. Both iBeam and Akamai provide 24-hour network and streaming services support to NetRadio.com.

Intellectual Property and Proprietary Rights

      Copyrights and Trademarks.  We rely upon a combination of trademark and copyright law, trade secret protection and confidentiality and license agreements with employees, strategic partners and others to protect our proprietary rights. Our success depends in part upon developing, building and protecting our trademarks, trade secrets and similar intellectual property. There can be no assurance that the steps that we have taken or will take will be adequate to prevent misappropriation, infringement or other violations of our intellectual property. A third party could, without authorization, copy or otherwise use our intellectual property. There also can be no assurance that the United States intellectual property laws and our agreements with employees, consultants and others who participate in developing our proprietary rights will adequately protect our rights, or that our trade secrets will not otherwise become known or independently developed by competitors. Moreover, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective copyright, trademark and trade secret protection may not be available in those jurisdictions, and we have not sought protection for our intellectual property in every country where our broadcasts may be heard.

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

      NetRadio, along with several other media companies, is a participant in the current Copyright Arbitration Royalty Panel (“CARP”) proceeding, conducted under the auspices of the U.S. Copyright Office, to determine royalty fees payable to sound recording copyright owners for public performances and ephemeral reproductions of their works by eligible non-interactive, non-subscription services under sections 112 and 114 of the Copyright Act. The CARP will set fees for the time periods 1998-2000 and 2001-2002. Sound recording copyright owners in the CARP are represented by the Recording Industry Association of America. CARP hearings are scheduled to commence on July 30, 2001, and the CARP is required to render a decision within 180 days of that date. The CARP decision is then subject to review by the Register of Copyrights, and is appealable to the United States District Court for the District of Columbia.

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

Competition

      The online commerce market is new, rapidly evolving and intensely competitive. We expect competition to intensify and the number of competitors to increase in the future. Barriers to entry on the Internet are minimal, and current and new competitors can launch websites at a relatively low cost. In addition, the broader retail compact disc industry is intensely competitive. NetRadio currently or potentially competes with a variety of other companies. These competitors include:

•	streaming media sites such as Yahoo/ Broadcast.com, Real.com, Spinner, Launch, Sonicnet, Rolling Stone Radio, Live 365 and discjockey.com,

•	online retail vendors of music including CDNow, E-music, MP3, Amazon.com, and Barnes & Noble.com,

•	traditional radio broadcasters,

•	other small online vendors, and

•	publishers and traditional retail vendors of music and software, including large specialty music stores such as MusicLand, Tower Records and Best Buy, that have significant brand awareness, sales volume and customer bases. Many of these traditional retailers also support dedicated Web sites that compete directly with NetRadio.

      We believe that the principal competitive factors in our online market are brand name recognition, product quality, variety of value-added services, ease of use, price, quality of customer service, availability of customer support, reliability, technical expertise, quality of search tools, quality of site content and speed of order fulfillment. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. In addition, online retailers may be acquired by, receive investments from or enter into other commercial relationships with larger, well established and well financed companies as use of the Internet and other online services increases. Our competitors may be able to secure merchandise from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to Web sites and systems development than we can.

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

      We believe that the principal competitive factors for attracting advertisers include the number of users accessing our Web site, the lifestyle demographics of those users, our ability to deliver focused advertising and interactivity through our Web site, and the overall cost-effectiveness and value of the advertising offered. There is intense competition for the sale of advertising on high-traffic Web sites. In addition, the online advertising market is currently undergoing an industry-wide decline in prices. This has resulted in a wide range of rates quoted by different vendors for a variety of advertising services and makes it difficult to project levels of Internet advertising that will be realized generally or by any specific company. Any competition for advertisers among present and future Web sites, as well as competition with other traditional media for advertising placements, could result in significant price competition. We also believe that the available inventory of advertising space on the Internet has recently increased substantially. Accordingly, we may face increased pricing pressure for the sale of advertisements.

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

Employees

      As of December 31, 2000, we had 50 full-time and 4 part-time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

      Our offices are located in one facility in Eden Prairie, Minnesota. We lease approximately 13,700 square feet of office space under one lease, which includes space for our executive offices, technical center, sales and marketing, content and commerce areas. Our lease expires on May 1, 2005.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the quarter ended December 31, 2000, no matter was submitted to a vote of security holders.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Common Stock is traded on the Nasdaq National market under the symbol NETR since the initial public offering in October 1999. As of March 1, 2000, the Company’s common stock was held by approximately 23 holders of record and an estimated 2,700 additional beneficial owners. The following table sets forth the high and low sales price for the Common Stock as reported by Nasdaq for the period indicated. These prices reflect inter-dealer prices, without retail mark-up or mark-down or commissions. The Company has paid no dividends and does not expect to in the foreseeable future.

	Price Range of
	Common Stock
	1999 and 2000

	High	Low

Fourth Quarter, 1999	$14.00	$6.63

First Quarter, 2000	$9.00	$4.13

Second Quarter, 2000	$4.75	$1.88

Third Quarter, 2000	$5.00	$1.38

Fourth Quarter, 2000	$1.50	$0.16

      The Nasdaq National Market has notified us that we are not in compliance with the continued listing requirements with respect to minimum market value of public float of $5 million, minimum bid price of $1.00 and net tangible assets of $4 million. NetRadio appeared at a hearing with Nasdaq on March 28, 2001 to address its continued listing compliance issues. There can be no assurance that the hearing will result in continued listing of the common stock on the Nasdaq Stock Market. Delisting of the common stock from Nasdaq could have a material adverse effect on the market price of, and the efficiency of the trading market for, NetRadio’s common stock.

      On February 17, 2000, we issued 1,000 shares of common stock in connection with an option exercise by a former employee at an exercise price of $5.00 per share. On March 8, 2000 we issued 2,800 shares of common stock in connection with an option exercise by a former employee at an exercise price of $3.00 per share. All of these issuances were made in transactions exempt from registration under Rule 701 of the Securities Act. On August 31, 2000, we issued 19,337 shares of common stock as compensation to a consulting firm for executive recruiting services. This issuance was made in a transaction exempt from registration under Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

      The following selected financial data should be read together with the financial statements and related notes and “Management Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere in this document. The selected statement of operations data shown below for the period ended December 31, 1998, 1999 and 2000 and the balance sheet data as of December 31, 1998, 1999 and 2000 are derived from our audited statements included elsewhere in this document. The selected statement of operations data shown below for the year ended December 31, 1996 and 1997, and the balance sheet data as of December 31, 1996 and 1997 are derived from our audited financial statements not included elsewhere in this document.

	NetRadio Nevada			NetRadio

		Period from	Period from
		January 1,	March 21,
	Year Ended	1997 through	1997 through	Year Ended	Year Ended	Year Ended
	December 31,	March 20,	December 31,	December 31,	December 31,	December 31,
	1996	1997	1997	1998	1999	2000

	(Dollars in thousands, except per share data)

Statement of Operations Data:

Net Revenues:

Product Sales	$—	$—	$—	$50	$684	$706

Internet Advertising	—	—	—	205	765	1,361

Miscellaneous	321	168	163	—	—	—

Total Net Revenues	$321	$168	$163	$255	$1,449	$2,067

Loss from Operations	(2,260)	(737)	(1,955)	(3,925)	(14,249)	(16,707)

Net Loss	$(2,254)	$(754)	$(1,987)	$(3,977)	$(14,998)	$(16,344)

Loss per share — basic and diluted				$(0.67)	$(2.21)	$(1.63)

Weighted average shares outstanding (1)				5,899,167	6,787,995	10,038,453

(1)	Please see Note 1 of our financial statements for an explanation of the determination of the number of shares of our common stock outstanding.

	December 31,

	1996	1997	1998	1999	2000

	(Dollars in thousands)

Balance Sheet Data:

Cash, cash equivalents and short term investments	$91	$4	$51	$29,567	$11,523

Working capital (deficit)	(828)	(930)	(176)	26,860	471

Total assets	223	2,395	2,740	33,781	16,343

Long term obligations, less current portion	486	1,389	5,363	9,686	—

Total shareholders’ equity (deficit)	(537)	13	(3,830)	19,968	3,715

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

      This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect management’s current expectations or beliefs and future actual results could differ materially from those in any forward-looking statements depending on the outcome of certain factors. Any such forward-looking statements are subject to risks and uncertainties, including but not limited to our ability to generate revenue from a new and unproven business model, the incurrence of operating losses, the necessity to obtain additional financing to achieve our strategic business objectives, the fluctuation of subscription and advertising revenues, our ability to expand our technical capacity, competition and other risks and uncertainties, including the factors set forth on Exhibit 99.1 to this Form 10-K. Except as required by applicable law, we undertake no obligation to update or revise any such forward-looking statements.

Overview

      We are the leading broadcaster of originally programmed audio entertainment over the Internet through our Web site, www.netradio.com. During the period from our inception through June 30, 1999, we had insignificant revenues and were engaged primarily in developing infrastructure, assembling our management team, and establishing our audio channels. Our initial business model consisted of distributing coupons and other promotional material on behalf of third parties. Substantially all of our revenues prior to 1998 were derived from these activities. In January 1998, we decided to add e-commerce to our operations and to discontinue coupon and other promotional material distribution activities.

      Our current revenues are generated from sales of audio merchandise and Internet advertising. We are beginning to derive revenues, but do not currently derive substantial revenue, from our services to provide our B2B customers with co-branded players. Our Internet advertising revenues consist of banner advertisements placed on our Web site, barter advertising, special promotional advertisements and audio and video advertisements placed before and in our audio streams.

      We recognize banner advertising revenues over the period in which the advertisement is displayed on our Web site. We recognize barter advertising by multiplying the contracted impression rate by the amount of monthly impressions served until the contracted amount of impressions is completely depleted. The contracted impression rate is comparable to rates realized in sales of advertising to other third parties. We derive promotional advertising revenues from product or artist related promotions, and recognize these revenues over the term of the promotion. We derive audio and video advertising revenues from the sale of advertising spots, and recognize these revenues when the audio or video advertisement is broadcast.

      In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results, including gross margin and operating margin, are not necessarily meaningful and should not be relied upon as indicators of our future performance.

Results of Operations for Fiscal Years Ended December 31, 2000 and 1999

Net Revenues

      Net revenues increased to $2,067,000 in 2000, from $1,449,000 in 1999, a 43% increase and consisted primarily of product sales and Internet advertising revenues.

      Product Sales.  Product sales increased to $706,000 in 2000, from $684,000 in 1999. Product sales in 2000 consisted of sales of audio merchandise, including shipping and handling costs.

      Internet Advertising.  Internet advertising revenues in 2000 increased to $1,361,000 from $765,000 in 1999. Internet advertising revenues reflect audio, video and banner advertising as well as promotional advertising revenues. Included in these amounts were $156,000 and $245,000 of non-cash barter advertising for 2000 and 1999, respectively.

Operating Expenses

      Cost of Revenues.  Cost of revenues include the cost of audio merchandise that we sell, including fulfillment costs through third party vendors that ship directly to our customers. Cost of revenues increased to $650,000 in 2000, from $646,000 in 1999. The increase in cost of revenues was due to the increase in our product sales.

      Operations and Technical Support.  Operations and technical support expenses consist primarily of data communications expenses, personnel expenses associated with broadcasting, e-commerce and technical support, software and content license fees, operating supplies and overhead. Operations and technical support expenses were $9,333,000 in 2000 compared to $7,368,000 in 1999. The increase in operations and technical support expenses was due primarily to bandwidth costs and the building of technical and personnel infrastructure necessary to meet listener demand. We expect operations and technical support expenses to decrease in 2001 from 2000 due to a reduction in bandwidth costs.

      Sales and Marketing.  Sales and marketing expenses consist primarily of personnel expenses associated with Internet advertising and the marketing of our Web site. Sales and marketing expenses were $5,869,000 in 2000 compared to $4,430,000 in 1999. The increase in sales and marketing expenses due to higher advertising expenses incurred to grow our site traffic and continue building our brand. We expect sales and marketing expenses to decrease in 2001 from 2000 as we plan to reduce external advertising used to build brand awareness and site traffic and to focus on generating revenues from our existing site traffic.

      General and Administrative.  General and administrative expenses consist primarily of administrative personnel expenses, professional fees and expenditures for facilities. General and administrative expenses were $2,922,000 in 2000 compared to $3,254,000 in 1999. In 1999 the company recognized $1,139,000 in non-cash compensation expense associated with the issuance of stock options to employees and directors with exercise prices below the estimated fair market value of our common stock on the date of grant, and the acceleration of vesting of stock options as part of an executive officer’s severance agreement. The increase of $800,000 in cash expenditures from 1999 to 2000 was due to increased personnel and professional fees. A portion of the increase was due to the accrual of severance obligations under an employment agreement for our former chief executive officer who resigned in September 2000. We expect our general and administrative expenses to decrease in 2001 from 2000 due to reductions in personnel costs, professional fees and office rent.

      Interest Expense.  Interest expense in 2000 was $972,000 compared to $857,000 in 1999. The increase was due to interest expense associated with our term note with Navarre. In connection with our 1999 initial public offering, our borrowings, including accrued interest from Navarre, were restructured. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a description of this restructuring.

      Interest Income.  Interest income in 2000 was $1,335,000 compared to $108,000 in 1999. The increase was due to interest from investments in short- and long-term securities purchased with the 1999 initial public offering proceeds.

Results of Operations for Fiscal Years Ended December 31, 1999 and 1998

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

Operating Expenses

      Cost of Revenues.  Cost of revenues include the cost of audio merchandise that we sell, including fulfillment costs through third party vendors that ship directly to our customers, and include costs incurred in connection with the development of specific advertising or promotional campaigns.

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

      General and Administrative.  General and administrative expenses consist primarily of administrative personnel expenses, professional fees, goodwill amortization and expenditures for facility costs. General and administrative expenses were $3,254,000 in 1999 compared to $2,234,000 in 1998. Goodwill amortization recognized from Navarre’s acquisition of NetRadio Nevada amounted to $421,000 in 1999 and 1998. The increase in general and administrative expenses was due primarily to a recognition of $1,139,000 in non-cash compensation expense associated with the issuance of stock options to employees and directors with exercise prices below the estimated fair market value of our common stock on the date of grant, and the acceleration of vesting of stock options as part of an executive officer’s severance agreement.

      Net Interest Expense.  Net interest expense in 1999 was $750,000 compared to $24,000 in 1998. The increase was due to interest expense associated with advances from Navarre. In connection with our initial public offering, our borrowings, including accrued interest from Navarre, were restructured. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a description of this restructuring.

Liquidity and Capital Resources

      Since inception, we have incurred significant net losses primarily due to the costs of developing our infrastructure, hiring management and personnel to establish our audio channels and programming, building our brand and delivering a quality listening experience to our users. We have funded our capital requirements primarily through the sales of equity securities and prior to our initial public offering, borrowings from Navarre.

      The Company had working capital of $471,000 and $26,860,000 at December 31, 2000 and 1999, respectively, and a working capital deficit of $176,000 at December 31, 1998. Net cash used in operating activities was $15,663,000, $10,076,000 and $2,772,000 for the years ended December 31, 2000, 1999 and 1998. Net cash used in operating activities for the year ended December 31, 2000 was primarily composed of funding our net losses and a decrease in accounts payable, offset in part by depreciation and amortization and an increase in accrued expenses.

      Accounts receivable grew to $292,000 at December 31, 2000 from $147,000 at December 31, 1999 and $26,000 at December 31, 1998, and consisted primarily of agency-placed advertising revenue accounts. Advertising revenues placed by an agency typically are collected in 60 to 120 days. We expect advertising revenue accounts generally to be collected within 60 to 120 days in the future.

      Accounts payable decreased to $1,792,000 at December 31, 2000 from $3,158,000 at December 31, 1999. The decrease was due primarily to the timing of payments at the end of 1999 and 2000.

      Net cash generated from investing activities was $4,127,000 for the year ended December 31, 2000. Net cash used in investing activities was $20,435,000 for the year ended December 31, 1999 and $906,000 for the year ended December 31, 1998. Net cash generated in investing activities in 2000 was related primarily to sales of short-term investments. Net cash used in investing activities in 1999 was related primarily to the purchases of short-term investments. Net cash used in investing activities in 1998 was related primarily to the purchases of property and equipment.

      We used net cash from financing activities of $102,000 for the year ended December 31, 2000. We generated net cash from financing activities of $42,182,000 for the year ended December 31, 1999 and $3,725,000 for the year ended December 31, 1998. Net cash used in financing activities for the year ended December 31, 2000 was primarily payments made on capital leases. Net cash from financing activities for the year ended December 31, 1999 was generated primarily from $9,597,000 in advances from Navarre, and $33,236,000 from our initial public offering.

      In March 2001, we restructured our term note of approximately $9.6 million owing to Navarre. Under the terms of the restructuring, Navarre forgave $5.5 million of the principal amount in exchange for a $1 million prepayment by NetRadio. In addition, Navarre extended the maturity date of the term note from November 14, 2001 to March 31, 2002. The term note with Navarre bears interest at Midwest prime plus one half-percentage point (9% as of March 1, 2001) and is payable monthly. After giving effect to this restructuring, the principal balance of the term note with Navarre is currently approximately $3.1 million

      We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. To fund future operations, we may need to raise additional funds, through public or private financing, or other arrangements. We are evaluating potential issuances of our debt or equity securities to strategic partners and are exploring potential strategic transactions. There can be no assurance that additional financing, if needed, will be available on terms attractive to us, if at all. Our failure to raise capital when needed could have a material adverse effect on our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current shareholders will be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common stock.

Net Operating Loss Carryforwards

      As of December 31, 2000, we had available net operating loss carryforwards totaling $34,385,000, which begin to expire in 2011. See Note 5 to the financial statements included elsewhere herein. The tax Reform Act of 1986 imposes limitations on the use of net operating loss carryforwards if specified stock ownership changes have occurred, which could limit our ability to utilize the net operating loss carryforwards.

      We have established a valuation allowance against the entire amount of our deferred tax asset because we have not been able to conclude that it is more likely than not that we will be able to realize the deferred tax asset, due primarily to our history of operating losses.

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

      We are exposed to market risk from changes in the interest rate on borrowings under our term note with Navarre that bears interest from time to time at prime plus 0.5%. We do not believe that changes in interest rates on the maximum borrowings outstanding under this term note would have a material effect on our results of operations or liquidity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Company’s financial statements, including notes thereto, are included after the signature page beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers of the Registrant

      The following sets forth certain information regarding the executive officers of the Company:

Name	Age	Position

Eric H. Paulson	52	Interim Chief Executive Officer, President and Chairman

Michael P. Wise	43	Vice President and Chief Financial Officer

Richard W. Hailey	44	Chief Technology Officer

Steven F. Holderman	42	Executive Vice President of Sales, Marketing and Business Development

      Eric H. Paulson.  Mr. Paulson has served as our Chairman of the Board since May 1996 and interim Chief Executive Officer since September 1, 2000; he previously served as Chief Executive Officer of NetRadio from April 1997 to January 1999. Mr. Paulson has served as Chairman of the Board, Chief Executive Officer and a director of Navarre since 1983.

      Michael P. Wise.  Mr. Wise has served as our Vice President and Chief Financial Officer since March 1999. From December 1997 through March 1999, Mr. Wise served as Vice President and Corporate Controller for Health Fitness Corporation, a publicly held, Minneapolis-based manager of fitness centers for Fortune 500 and large hospital clients. From April 1994 through October 1997, Mr. Wise served as a consultant to and Chief Financial Officer, Treasurer and Secretary of The Sled Dogs Company, a publicly held, Minneapolis-based manufacturer, marketer and distributor of snow skates. On November 5, 1997, The Sled Dogs Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code with the United States bankruptcy Court for the District of Minnesota. From April 1986 to March 1994, Mr. Wise was employed by National Computer Systems, Inc., a publicly held, Minneapolis-based developer and marketer of information systems and services for education, serving in various financial, sales, marketing and management positions.

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

      Stephen F. Holderman.  Mr Holderman has served as our Executive Vice President for Marketing, Sales & Business Development since August 2000. From February 1997 to July 2000, Mr. Holderman served as senior vice president of Integrated Marketing Services at CoActive Marketing Group, a promotional media consulting firm. From January 1989 to January 1997, Mr. Holderman served as owner and president of Cornerstone Marketing, Inc., a sales and marketing consulting firm.

Directors of the Registrant

      Eric H. Paulson.  Mr. Paulson has served as our Chairman of the Board since May 1996 and interim Chief Executive Officer since September 1, 2000; he previously served as Chief Executive Officer of NetRadio from April 1997 to January 1999. Mr. Paulson has served as Chairman of the Board, Chief Executive Officer and a director of Navarre since 1983.

      James Caparro.  Mr. Caparro has served as a director of NetRadio since January 1999. He is Chairman and Chief Executive Officer of Island/ Def Jam Music Group, a division of Universal/ PolyGram Music Operations. From 1992 to 1998,he served as President and Chief Executive Officer of PolyGram Group Distribution, Polygram Video, Polymedia, New Media and Business Development, Polygram Merchandising and Independent Label Sales.

      Charles E. Cheney.  Mr. Cheney has served as a director of NetRadio since May 1996. From March 1997 to August 1998, he also served as our Chief Financial Officer. Mr. Cheney is currently Vice Chairman, Executive Vice President and Chief Strategic Officer of Navarre; he previously served as Chief Financial Officer Navarre.

      Marc H. Kalman.  Mr. Kalman has served as a director of NetRadio since January 1999. From 1992 through October 2000, Mr. Kalman served as Vice President and General Manager for KDWB-FM and Cities 97-FM and from May 1997 through October 2000, served as Vice President and General Manager for WLOL-FM, three leading FM stations in the Minneapolis/ Saint Paul market. Since 1993, Mr. Kalman also has served as an Executive Board Member of the Variety Childrens Association Board of Directors and as a director of the Minnesota Broadcasters Board of Directors.

      Gene McCaffery.  Mr. McCaffery has served as a director of NetRadio since November 1998. He currently is Chief Executive Officer, Chairman of the Board and a director of ValueVision. Prior to joining ValueVision in 1998, Mr. McCaffery served as Chief Executive Officer and Managing Partner of Marketing Advocates, a celebrity-driven product and marketing development company based in Los Angeles. From 1982 to 1996, Mr. McCaffery was employed in several capacities with Montgomery Ward & Co., Inc., serving most recently as Senior Executive Vice President. Montgomery Ward filed for Chapter 11 bankruptcy protection in 1997. From 1994 to 1996, Mr. McCaffery also served as Vice Chairman of The Signature Group, one of the nation’s largest direct marketing companies. Mr. McCaffery also serves as a director of Metal Management, Inc. Mr. McCaffery is one of two directors that ValueVision is entitled to elect to the Company’s board of directors pursuant to the terms of the 1997 Stock Purchase Agreement.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, and related regulations requires NetRadio’s directors, executive officers and any persons holding more than 10% of NetRadio’s common stock (collectively, “Reporting Persons”) to report their initial ownership of NetRadio’s common stock and any subsequent changes in that ownership to the Securities and Exchange Commission (“SEC”) and to Nasdaq. Specific due dates for these reports have been established, and NetRadio is required to disclose in this 10-K any failure of a reporting person to file a required report by the applicable due date during 2000. Based in its review of the reports and written representations submitted to it, NetRadio believes that each Reporting Person timely filed all required reports during this period, except that an initial statement of beneficial ownership of securities on Form 3 was not timely filed by Mr. Holderman.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

      Summary Compensation.  The following table sets forth the cash and noncash compensation for fiscal years 2000, 1999 and 1998 earned by or awarded to the Chief Executive Officer, Chief Financial Officer and Chief Technical Officer (the “Named Executive Officers”). No other executive officers received salary and bonus in excess of $100,000 during 2000:

Summary Compensation Table

		Annual Compensation		Restricted	Long-term
	Fiscal			Stock	Compensation	All Other
Name and Principal Position	Year	Salary	Bonus	Awards($)	Options (# Shares)	Compensation

Eric H. Paulson	2000	—	—	—	—	$2,000
Interim Chief Executive Officer and chairman of the Board (1)

Michael P. Wise	2000	$135,684	$35,000		125,000
Chief financial Officer (2)	1999	98,558	29,400		50,000

Richard W. Hailey	2000	151,000	35,500	$90,500	125,000
Chief Technical Officer (3)	1999	56,455	22,500		50,000

Edward A. Tomechko	2000	153,846	—			329,833
Former Chief Executive Officer (4)	1999	175,865	20,000		125,000
	1998	46,846	—		75,000

Donovan W. Pederson	2000	102,308	—	—	—	—
Former Chief Operating Officer (5)	1999	123,846	23,300	—	—	—
	1998	88,656	—	—	175,000	—

(1)	Mr. Paulson has served as Chairman of the Board since May 1996 and began serving as our interim Chief Executive Officer on September 30, 2000. All other compensation consists of director’s fees. Mr. Paulson has elected not to receive a salary for his services as interim chief executive officer.

(2)	Mr. Wise has served as our Chief Financial Officer since March 15, 1999.

(3)	Mr. Hailey has served as our Chief Technical Officer since July 26, 1999. The valuation of restricted stock is based on the closing price of the common stock on August 23, 2000 the date of grant of $1.81.

(4)	Mr. Tomechko resigned as our Chief Executive Officer on September 30, 2000. All other compensation consists of $329,833 in severance accrued by the Company in 2000 in contemplation of the severance owing in connection with the resignation of Mr. Tomechko, of which $62,140 was paid in 2000.

(5)	Mr. Pederson’s employment agreement expired on July 31, 2000 and was not renewed.

      Option Grants.  The following table summarizes options granted during the year ended December 31, 2000 to the Named Executive Officers:

OPTION GRANTS IN YEAR ENDED DECEMBER 31, 2000

Potential Realizable Value
at Assumed Annual Rates
		% of Total			of Stock Price
		Options			Appreciated for Option
		Granted to	Exercise		Term (1)
	Options	Employees	Price Per	Expiration
	Granted (2)	in 2000 (3)	Share (4)	Date	5%	10%

Eric H. Paulson	—	—	—	—	—	—

Michael P. Wise	125,000	22%	$1.81	8/23/2006	$62,500	$138,125

Richard W. Hailey	125,000	22%	$1.81	8/23/2006	$62,500	$138,125

Edward A. Tomechko	—	—	—	—	—	—

Donovan W. Pederson	—	—	—	—	—	—

(1)	The compounding assumes a ten year exercise period for all option grants. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the SEC and do not represent the Company’s estimate or projection of the Company’s future Common Stock prices. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall stock market conditions. The amounts reflected in this table may not necessarily be achieved.

(2)	Each option represents the right to purchase one share of Common Stock. The options shown in this column were granted pursuant to the 1998 Stock Option and Incentive Plan. To the extent not already exercisable, the options become exercisable in the event of a “change in control” (as defined in the stock option agreement) involving the Company.

(3)	In 2000 the Company granted employees options to purchase an aggregate of 566,100 shares of Common Stock.

(4)	The exercise price may be paid in cash, in shares of Common Stock with a market value as of the date of exercise equal to the option price or a combination of cash and shares of Common Stock.

      Option Values.  The following table summarizes the value of options held at December 31, 2000 by the Named Executive Officers. No options held by such executive officers were exercised during 2000.

AGGREGATE OPTION VALUES AT DECEMBER 31, 2000

			Value of Unexercised
	Number of Unexercised Options		In-the-Money Options
	at December 31, 2000		at December 31, 2000 (1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Eric H. Paulson	18,000	36,000	$—	$—

Michael P. Wise	16,667	158,333	$—	$—

Richard W. Hailey	16,667	158,333	$—	$—

Edward A. Tomechko	200,000	—	$—	$—

Donovan W. Pederson	84,000	—	$—	$—

(1)	Value based on the difference between the last sale price of the Common Stock as reported by the Nasdaq National Market on December 31, 2000 and the option exercise price per share, multiplied by the number of shares subject to the in-the-money options.

Report of Compensation Committee on Executive Compensation

      Under rules established by the SEC, the Company is required to provide certain data and information in regard to the compensation and benefits provided to the Company’s Chief Executive Officer and other executive officers (collectively, the “Executive Officers”). The SEC rules require the Compensation Committee of the Board of Directors to issue a report explaining the rationale and considerations that led to fundamental executive compensation decisions affecting the Executive Officers. In fulfillment of this requirement, the Compensation Committee of the Board of Directors (the “Committee”), at the direction of the Board of Directors, has furnished the following report on executive compensation:

      The Committee is responsible for setting salaries for officers and for granting incentive awards and stock-based compensation to the Company’s executive officers, including the Chief Executive Officer, on behalf of the Board of Directors and the shareholders. The Committee also oversees the operation of the Company’s executive compensation benefits.

      The Committee consists entirely of outside directors of the Company. During 2000 Messrs. Caparro, Kalman and McCaffery served on the Committee. Mr. McCaffery is Chairman of the Committee.

Compensation Policies

      The Company is committed to attracting, hiring and retaining an experienced management team that can successfully develop and manufacture the Company’s products in commercial quantities, penetrate target markets, obtain and maintain required regulatory approvals worldwide, and develop new products. With these goals in mind, the Committee closely aligns its compensation plan for executive management to the milestones achieved and the influence that each executive has as the Company grows and matures. The Committee annually reviews and evaluates the Company’s corporate performance, compensation levels and equity ownership of its executive officers. The Committee strives to establish competitive levels of compensation that are consistent with the Company’s annual and long-term performance goals, are appropriate for each officer’s scale of responsibility and performance, recognize individual initiative and achievements, will attract and retain the highest quality personnel possible consistent with the Company’s resources, and provide an incentive to such executives to focus on the Company’s long-term strategic goals by aligning their financial interests closely with long-term shareholder interests. The Committee intends to make the executive compensation program competitive with the marketplace while emphasizing compensation in the form of equity ownership, the value of which is contingent on the Company’s long-term market performance. It is intended that, in judging appropriate levels of compensation, the Committee will take into account internally set performance goals and comparisons with the performance of a self-selected group of companies with similar business characteristics and strategies.

      The Company’s compensation program has three primary components: base salary, short-term incentives and long-term incentives. The ultimate composition of executive compensation reflects the Company’s goals of attracting and retaining highly qualified personnel and supporting a performance-oriented environment that rewards both corporate and personal performance over the long term. In general, stock option grants are used to enhance the competitiveness of compensation packages, to reward exceptional performance and provide incentive for reaching further performance goals. The Compensation Committee also believes that the use of stock options is important to align the interests of the officers with the interests of the shareholders.

      The Compensation Committee has access to and meets with independent compensation consultants regarding industry and geographic compensation levels and practices. For 2000, the Compensation Committee used compensation survey (the “Compensation Survey”) data from three peer groups to provide comparative data on the appropriate mix of compensation elements and overall compensation levels. The first peer group included Minnesota companies, the second peer group consisted of Internet professionals and the third peer group consisted of a general industry group. The comparative compensation data was interpolated to most nearly approximate a company with sales and growth assumptions approximately equal to those of the Company in order to make appropriate compensation comparisons.

Base Salaries

      The Committee establishes annual base salaries after an analysis of each executive officer’s individual performance during the prior year, the overall performance of the Company during the prior year and historical compensation levels within the executive officer group. The Committee believes that executive salaries must be sufficiently competitive to attract and retain key individuals. In this regard, salaries for officers are based on experience levels and are intended to be competitive with median salaries paid to comparable executives in similar positions in the Compensation Survey. By augmenting base salary with equity-based compensation, the Company seeks to continue to attract and retain quality management personnel. Annual increases in base salaries for existing officers are generally consistent with the merit increase formula used throughout the Company. The Company grants annual merit increases to all employees in the range of 0-10% based on performance. Larger increases are given, as appropriate, to reflect changes in job responsibility and authority or to internally balance the salary structure among the executive officer group.

Short-Term Incentives

      The Committee believes that executive compensation should be based in part on the achievement of milestones that are important to the short-term success of the Company. Accordingly, the Committee periodically sets short-term milestones and then compares the Company’s progress against these targets. Members of the executive team, along with all Company employees, are periodically granted options to purchase shares of the Common Stock with vesting tied to the achievement of specified operating and personal objectives. The number of options granted with these vesting provisions is determined based on the individual’s experience and position within the Company.

Long-Term Incentives

      The Committee believes that long-term shareholder interests and executive compensation should be closely aligned. The Committee believes that stock ownership by management and stock-based performance compensation arrangements are beneficial in aligning management’s and shareholders’ interests in enhancing shareholder value. Stock options are generally granted to executive officers at the time they are elected. In determining the number of options to be granted at such time, the Committee takes into consideration job responsibilities, experience and contributions of the individual and recommendations of the President. The stock options give the holder the right to purchase shares of the Common Stock over a ten-year period. Because the options are granted at the fair market value on the date of grant, they will provide value only when the price of the Common Stock increases above the share price on the date of the grant. Options are also subject to vesting provisions designed to encourage executives to remain employed by the Company. Additional options are granted from time to time based on individual performance, increased job responsibilities and the prior level of grants.

CEO Compensation

      The determination of the Chief Executive Officer’s salary, bonus and grants of stock options followed the policies set forth above for all executives’ compensation. During 2000, Mr. Tomechko was chief executive officer until September 30, 2000 and his compensation for that period was based upon the terms of his employment agreement with the Company. Effective as of the resignation of Mr. Tomechko, Mr. Paulson assumed the role of interim chief executive officer. Mr. Paulson is chairman of the board and chief executive officer of Navarre Corporation, NetRadio’s largest shareholder, and is chairman of the board of NetRadio. The Committee and Mr. Paulson agreed that Mr. Paulson would not receive any compensation for serving as interim chief executive officer, but would continue to receive compensation as an outside director.

Compensation Limitations

      Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), generally limits the corporate deduction for compensation paid to executive officers to $1.0 million, unless the compensation qualifies as “performance-based compensation” under the Code. Section 162(m) did not affect the deductibility of compensation paid to the Company’s executive officers in 1999 and will not affect the deductibility of such compensation expected to be paid in 2000. The Committee will continue to monitor this matter and may propose changes to the executive compensation program if warranted.

Members of the compensation committee

Gene McCaffery, Chair
James Caparro
Mark H. Kalman

Employment Contracts And Termination Of Employment And Change-In-Control Agreements

      On August 23, 2000 NetRadio entered into an employment agreement with Michael Wise to act as Chief Financial Officer for a two year term commencing August 1, 2000. Mr. Wise’s agreement provides for an annual base salary of $145,000, a guaranteed bonus of $35,000 for 2000 and a grant of 125,000 incentive stock options in 2000, which vest over a three year period. Under the terms of this agreement, Mr. Wise is eligible for bonus compensation after 2000 pursuant to the terms of NetRadio’s Executive Compensation Plan. In the event that Mr. Wise’s employment is terminated by NetRadio without cause or he terminates his employment with NetRadio under certain circumstances, Mr. Wise is entitled to receive his salary , bonus (in at least the amount that he received in the year preceding termination) and other benefits for the remainder of the term of his employment agreement, any commissions Mr. Wise would have been paid during the remainder of the term of his employment agreement, any accrued but unpaid vacation and any unpaid expense reimbursement and all unvested stock options and restricted stock will become immediately vested. In the event that Mr. Wise’s employment is terminated for any reason following a change in control, Mr. Wise is entitled to receive his salary and bonus (in at least the amount that he received in the year preceding termination) for the remainder of the term of his employment agreement, any accrued but unpaid vacation and any unpaid expense reimbursement and all unvested stock options and restricted stock will become immediately vested.

      On August 23, 2000 NetRadio entered into an employment agreement with Richard Hailey to act as Chief Technology Officer for a two year term commencing August 1, 2000. Mr. Hailey’s agreement provides for an annual base salary of $175,000, a guaranteed bonus of $35,000 for 2000, a grant of 125,000 incentive stock options in 2000, which vest over a three year period and a grant of 50,000 shares of restricted stock which vest on the second anniversary of the date of grant. Under the terms of this agreement, Mr. Hailey is eligible for bonus compensation after 2000 pursuant to the terms of NetRadio’s Executive Compensation Plan. In the event that Mr. Hailey’s employment is terminated by NetRadio without cause or he terminates his employment with NetRadio under certain circumstances, Mr. Hailey is entitled to receive his salary , bonus (in at least the amount that he received in the year preceding termination) and other benefits for the remainder of the term of his employment agreement, any commissions Mr. Hailey would have been paid during the remainder of the term of his employment agreement, any accrued but unpaid vacation and any unpaid expense reimbursement and all unvested stock options and restricted stock will become immediately vested. In the event that Mr. Hailey’s employment is terminated for any reason following a change in control, Mr. Wise is entitled to receive his salary and bonus (in at least the amount that he received in the year preceding termination) for the remainder of the term of his employment agreement, , any accrued but unpaid vacation and any unpaid expense reimbursement and all unvested stock options and restricted stock will become immediately vested.

      On January 11, 1999, NetRadio entered into an employment agreement with Mr. Tomechko for the period from January 11, 1999 through January 10, 2002. Mr. Tomechko resigned from NetRadio on September 30, 2000. Mr. Tomechko’s agreement provided for annual base salary of $200,000 and the opportunity to receive an annual performance bonus of up to 60% of his base salary if NetRadio achieves certain operating. In connection with his initial employment with NetRadio and his relocation to Minnesota, NetRadio advanced Mr. Tomechko $62,500 pursuant to a promissory note, which NetRadio forgave in 2001. The note bears interest at an annual rate of 7.75% beginning December 1999 and matures in December 2001.

      On August 1, 1998, NetRadio entered into an employment agreement with Mr. Pederson for the period from August 1, 1998 through July 31, 2000. This agreement provided annual base salary of $140,000 and the opportunity to receive an annual performance bonus of up to 40% of his base salary, if NetRadio achieved certain operating objectives. This agreement also provided for accelerated vesting of Mr. Pederson’s options in the event that the employment agreement was not renewed.

      In addition, the exercisability of options granted to executive officers is accelerated in the event of a “change in control” over the Company (as such term is defined in the stock option agreements entered into by the executive officers).

Compensation Committee Interlocks And Insider Participation

      Messrs. Caparro, Kalman and McCaffery served as members of our Compensation Committee during 1999. Mr. McCaffery is Chief Executive Officer of ValueVision.

      ValueVision has engaged in certain transactions with the Company, as described in Item 13 below.

Stock Performance Graph

      The graph below sets forth a comparison of the cumulative shareholder return of NetRadio common stock with the cumulative total return of the Nasdaq Stock Market–U.S. Index and the Hambricht & Quist Internet Index from October 14, 1999 (the date of the initial public offering of NetRadio common stock) to December 31, 2000. The graph assumes the investment of $100 in the common stock on October 14, 1999, and in each of the indices on September 30, 1999, and that dividends, if any, were reinvested.

COMPARISON OF 14 MONTH CUMULATIVE TOTAL RETURN*

AMONG NETRADIO CORPORATION,
THE NASDAQ STOCK MARKET (U.S.) INDEX
AND THE JP MORGAN H & Q INTERNET INDEX

[PERFORMANCE GRAPH]

	NETRADIO	NASDAQ STOCK	JP MORGAN H & Q
	CORPORATION	MARKET (U.S.)	INTERNET

10/14/99	100.00	100.00	100.00
12/99	75.00	144.92	188.89
12/00	1.71	87.21	72.68

*	$100 INVESTED ON 10/14/99 IN STOCK OR INDEX — INCLUDING REINVESTMENT OF DIVIDENDS. FISCAL YEAR ENDING DECEMBER 31.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

      The following table sets forth certain information regarding beneficial ownership of the Common Stock, as of March 1, 2000, by: (i) each person who is known by the Company to beneficially own more than 5% of the Common Stock, (ii) each of the Company’s directors, (iii) each of the Named Executive Officers and (iv) all directors and executive officers of the Company as a group. Unless otherwise noted below, the address of each of the following shareholders is the same as the Company.

	Shares	Percentage of
	Beneficially	Outstanding
	Owned (1)	Shares Owned (1)

Navarre Corporation (2)	5,000,000	49.85%
7400 49th Avenue, North New Hope, Minnesota 55428

Value Vision International, Inc. (3)	1,432,500	14.28%
6740 Shady Oak Road Eden Prairie, Minnesota 55344-3433

Eric Paulson (4)(5)	72,000	*

James Caparro (5)	6,000	*

Charles E. Cheney (5)(6)	36,000	*

Marc H. Kalman (5)	4,000	*

Gene McCaffery (7)	—	*

Michael P. Wise (5)	33,334	*

Richard W. Hailey (5)	68,667	*

Edward A. Tomechko (5)	200,000	1.95%

Donovan W. Pederson	101,000	1.00%

All current executive officers and directors as a group (11 persons) (8)	264,000	2.61%

*	Less than 1%

(1)	Beneficial ownership is determined in accordance with rules of the SEC, and includes voting power and/or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of March 1, 2000 are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, the Company believes that the persons named in this table, based on information provided by such persons, have sole voting and investment power with respect to the shares of Common Stock indicated.

(2)	Disclosure is made in reliance upon a Schedule 13G filed with the SEC by Navarre on January 28, 2000. Such Schedule 13G indicates that Navarre has the sole voting and investment power with respect to such shares.

(3)	Disclosure is made in reliance upon a Schedule 13G filed with the SEC by ValueVision on February 14, 2000. Such Schedule 13G indicates that ValueVision has the sole voting and investment power with respect to such shares.

(4)	Includes 13,000 shares of Common Stock held by Mr. Paulson’s spouse, for which shares Mr. Paulson disclaims beneficial ownership. Does not include 5,000,000 shares held by Navarre for which Mr. Paulson disclaims beneficial ownership. Mr. Paulson is Chairman of the Board and Chief Executive Officer of Navarre and holds approximately 10% of the outstanding shares of Navarre.

(5)	Includes the following number of shares of Common Stock issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days: Mr. Paulson: 18,000 shares;

Mr. Caparro: 4,000 shares; Mr. Cheney: 12,000 shares; Mr. Kalman: 4,000 shares; Mr. Wise: 33,334 shares; Mr. Hailey: 16,667 shares; and Mr. Tomechko: 200,000 shares.

(6)	Does not include 5,000,000 shares held by Navarre for which Mr. Cheney disclaims beneficial ownership. Mr. Cheney is Vice Chairman, Executive Vice President and Chief Strategic Officer of Navarre.

(7)	Does not include 1,432,500 shares held by Value Vision for which Mr. McCaffery disclaims beneficial ownership.

(8)	Includes 88,001 shares of common stock issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Under the terms of the stock purchase agreement by and among NetRadio, ValueVision and Navarre, and based upon our total number of directors, ValueVision has the right to elect the number of directors equal to its proportionate share of ownership of NetRadio, rounded up to the next whole number. ValueVision currently has the right to elect one directors of NetRadio.

      ValueVision also has registration rights with respect to its shares of our common stock, including the right to have 550,000 shares registered for resale one year from the closing of our initial public offering, and the right to have its remaining shares registered two years from the closing of our initial public offering. ValueVision also has the right to have its shares included in other registration statements filed by NetRadio.

      In addition, under the terms of the March 1997 stock purchase agreement, if NetRadio has revenues, other than from product sales, of at least $3,000,000 in any rolling consecutive four quarter period, NetRadio has a one-time option for a 12-month period to require ValueVision to purchase 4.95% of the outstanding shares of common stock of NetRadio for $500,000. ValueVision similarly has the right during this period to purchase 4.95% of the outstanding common stock of NetRadio for $500,000. In connection with the initial offering, NetRadio and ValueVision have terminated this right in exchange for ValueVision’s purchase of 550,000 shares of common stock immediately prior to the closing of our initial public offering for $500,000.

      Fulfillment Agreement.  In December 1998, we entered into a five year fulfillment agreement with Navarre, under which we are required to fulfill our customer purchase orders for identified products from Navarre before any other fulfillment source may be utilized. The fulfillment agreement governs order procedures, product returns, shipping procedures, payments and price lists. The fulfillment agreement may be terminated by either party if, among other things, we discontinue online sales of pre-recorded music or Navarre discontinues fulfillment services to online customers. The amount paid by us for these services for the year ended December 31, 2000, was $26,269. We believe the terms of this agreement are at least as favorable as we could obtain from an unrelated third party. As of mid March 2001, we have discontinued fulfilling customer purchase orders under this agreement.

      Separation Agreement.  In March 1999, we entered into a separation agreement with Navarre to be effective upon the closing of our initial public offering. Under the separation agreement, Navarre and NetRadio separated the accounting, finance, human resources and other administrative functions of NetRadio and Navarre in the 45-day period following the closing of our initial public offering. NetRadio paid Navarre $7,500 for services provided during the transition period. In addition, concurrent with the closing of our initial public offering, Navarre contributed to the capital of NetRadio $5,234,840 of principal indebtedness owed by NetRadio to Navarre. In exchange for this contribution, we have granted Navarre registration rights with respect to 600,000 shares of our common stock owned by Navarre. These registration rights are exercisable beginning six months after the closing of our initial public offering. Navarre and NetRadio have also agreed that for a period of four years from the date of the closing of our initial public offering, Navarre will not directly or indirectly engage in the Internet broadcasting of music and information or online retail sales of entertainment-related products in substantially the same manner and format as currently conducted by NetRadio. We have indemnification obligations to Navarre and its affiliates under the separation agreement, including indemnification for liability arising out of statements made in connection with our initial public offering. Except for the contractual obligations set forth in the separation agreement or other intercompany agreements, Navarre and NetRadio have agreed to discharge all claims they may have against each other existing before the closing of this offering. In connection with the execution of the separation agreement, NetRadio and Navarre entered into a term note. In March 2001, we restructured our term note of approximately $9.6 million owing to Navarre. Under the terms of the restructuring, Navarre forgave $5.5 million of the principal amount in exchange for a $1 million prepayment by NetRadio. In addition, Navarre extended the maturity date of the term note from November 14, 2001 to March 31, 2002. The term note with Navarre bears interest at Midwest prime plus one half-percentage point (9% as of March 1, 2001) and is payable monthly. After giving effect to this restructuring, the principal balance of the term note with Navarre is currently approximately $3.1 million.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

      3.  Exhibits

      The following exhibits are included with this Annual Report on Form 10-K (or incorporated by reference) as required by Item 601 of Regulation S-K.

Exhibit
No.	Description

3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws of the Registrant (1)
4.1	Specimen of Common Stock Certificate (1)
4.3	Form of Warrant to Purchase 125,000 Shares of Common Stock, dated October 19, 1999, issued to Gerard Klauer Mattison & Co., Inc. (1)
4.4	Form of Warrant to Purchase 75,000 Shares of Common Stock, dated October 19, 1999 to First Union Securities, Inc. (1)
10.1	Employment Agreement, dated as of August 1, 1998 between NetRadio Corporation and Edward A. Tomechko (1)
10.2	Promissory Note, dated December 1, 1998 between NetRadio Corporation and Edward Tomechko (1)
10.3	Employment Agreement, dated as of August 1, 1998 between NetRadio Corporation and Donavan W. Pederson (1)
10.4	Agreement and Plan of Reorganization, dated March 7, 1997, by and among NetRadio Nevada, Navarre and NetRadio Corporation (2)
10.5	Stock Purchase Agreement, dated as of March 7, 1997, by and among ValueVision, NetRadio, Navarre and NetRadio Nevada (2)

Exhibit
No.	Description

10.6	Conversion Agreement, dated March 20, 1997 between ValueVision and Navarre (2) Waiver of Certain Provisions of the Stock Purchase Agreement dated as of March 7, 1997, dated as of February 26, 1999 by and among ValueVision, Navarre and NetRadio Corporation (1)
10.7	Fulfillment Agreement, dated as of December 1, 1998 between Navarre and NetRadio Corporation (1)
10.8	License Agreement, dated as of September 3, 1998 between NetRadio Corporation and Real Networks (1)
10.9	RealNetworks Presets Agreement, dated as of May 10, 1999 between RealNetworks, Inc., and NetRadio Corporation (1)
10.10	License Agreement, dated June 7, 1999 between NetRadio and RealNetworks (1)
10.11	Office Lease Agreement, dated May 31, 1996 between Riverplace, Inc. and NetRadio Corporation (1)
10.12	Storage Lease Agreement, dated April 5, 1996 between Riverplace, Inc. and NetRadio Corporation (1)
10.13	Third Amendment to Lease dated March 27, 1999 between Riverplace, Inc. and NetRadio Corporation (1)
10.14	Term Note, dated October 14, 1999 of NetRadio Corporation to Navarre (4)
10.15	NetRadio Corporation 1998 Stock Option and Incentive Plan (1)
10.16	Form of NetRadio Stock Option Agreement under the 1998 Stock Option and Incentive Plan (1)
10.17	Separation Agreement, dated as of March 2, 1999 between Navarre and NetRadio Corporation (1)
10.18	Order Fulfillment Agreement dated as of March 2, 1999 between Valley Media and NetRadio Corporation (1)
10.19	Agreement between AT&T and NetRadio Corporation, dated March 12, 1999 (1)
10.20	Employment Agreement, dated August 23, 2000 between NetRadio Corporation and Michael P. Wise. (3)
10.21	Employment Agreement, dated August 23, 2000 between Richard Hailey (3)
10.22	Office Lease Agreement, dated as of March 13, 2000 between Duke-Weeks Realty Limited Partnership and NetRadio Corporation. (5)
10.23	Promotion and Support Agreement, dated November 23, 1999 between Microsoft Corporation and NetRadio Corporation. (5)
23.1	Consent of Independent Auditors
24.1	Power of Attorney (included on signature page)
99.1	Cautionary Statement Regarding Forward-Looking Statements

(1)	Incorporated by reference to the Registrant’s previously filed Form S-1 Registration Statement No. 333-73261

(2)	Incorporated by reference to the Form 10-K of Navarre Corporation for the fiscal year ended, March 31, 1997

(3)	Incorporated by reference to the Form 10-Q for the quarter ended August 30, 2000 of the Registrant

(4)	Incorporated by reference to the Form 10-K of Navarre Corporation for the fiscal year ended March 31, 2000

(5)	Incorporated by reference to the Form 10-K of the Registrant for the year ended December 31, 1999

(b)	Reports on Form 8-K.

NetRadio filed a Report of Form 8-K dated October 2, 2000 in connection with the resignation of Edward Tomechko.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NetRadio Corporation

By	/s/ ERIC H. PAULSON

Eric H. Paulson, Interim Chief Executive Officer

Date: March 26, 2001

      KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Eric H. Paulson and Michael P. Wise, with full power to each to act without the other, his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of NetRadio Corporation (the “Company”) for the Company’s year ended December 31, 2000, and any or all amendments to said Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and to file the same with such other authorities as necessary, granting unto each such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each such attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has also been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

By /s/ ERIC H. PAULSON Eric H. Paulson	Interim Chief Executive Officer Chairman of the Board (Principal Executive Officer)	March 26, 2001

By /s/ MICHAEL P. WISE Michael P. Wise	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2001

By /s/ JAMES CAPARRO James Caparro	Director	March 27, 2001

By /s/ CHARLES E. CHENEY Charles E. Cheney	Director	March 25, 2001

By /s/ MARC H. KALMAN Marc H. Kalman	Director	March 27, 2001

By /s/ GENE MCCAFFERY Gene McCaffery	Director	March 27, 2001

NetRadio Corporation

Financial Statements

Years ended December 31, 2000, 1999 and 1998

Report of Independent Auditors

Board of Directors and Shareholders

NetRadio Corporation

      We have audited the accompanying balance sheets of NetRadio Corporation as of December 31, 2000 and 1999, and the related statements of operations, shareholders’ equity (deficit) and cash flows for each of the three years ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NetRadio Corporation at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Minneapolis, Minnesota

January 26, 2001, except for Note 2,
  as to which the date is March 30, 2001

NetRadio Corporation

Balance Sheets

	December 31

	2000	1999

Assets

Current assets:

Cash and cash equivalents	$82,943	$11,721,536

Short term investments	11,440,356	17,845,905

Accounts receivable, less allowance for doubtful accounts of $20,458 at December 31, 2000 and $55,000 at December 31, 1999	291,692	146,863

Prepaid advertising	833,873	802,793

Prepaid expenses	98,948	97,420

Other current assets	350,667	372,220

Total current assets	13,098,479	30,986,737

Property and equipment, net	3,075,455	2,626,227

Patents and trademarks, net	48,553	—

Note receivable — officer	—	62,141

Goodwill	—	106,000

Other assets	120,254	—

Total assets	$16,342,741	$33,781,105

Liabilities and shareholders’ equity

Current liabilities:

Accounts payable	$1,791,671	$3,157,622

Accrued expenses	1,149,681	853,436

Note payable	9,596,827	—

Current maturities of capital lease obligations	89,630	115,223

Total current liabilities	12,627,809	4,126,281

Note payable	—	9,596,827

Capital lease obligations, less current portion	—	89,630

Shareholders’ equity (deficit):

Common stock, no par value:

Authorized shares — 50,000,000 Issued and outstanding shares — 10,081,037 and 10,007,900 at December 31, 2000 and 1999, respectively	41,092,133	40,930,243

Deferred compensation	(71,646)	—

Accumulated deficit	(37,305,555)	(20,961,876)

Total shareholders’ equity	3,714,932	19,968,367

Total liabilities and shareholders’ equity	$16,342,741	$33,781,105

See accompanying notes.

NetRadio Corporation

Statements of Operations

	Year Ended December 31,

	2000	1999	1998

Net revenues:

Internet advertising	$1,360,723	$764,712	$205,423

Product sales	706,360	684,144	49,639

Total net revenues	2,067,083	1,448,856	255,062

Costs and operating expenses:

Cost of product sales	650,087	645,625	64,825

Operations and technical support	9,332,825	7,368,185	1,635,160

Sales and marketing	5,869,271	4,430,063	273,426

General and administrative	2,921,746	3,253,668	2,234,451

Total operating expenses	18,773,929	15,697,541	4,207,862

Loss from operations	(16,706,846)	(14,248,685)	(3,952,800)

Other income and expense:

Interest income	(1,334,729)	(107,941)	—

Interest expense	971,562	857,466	23,883

Net loss	$(16,343,679)	$(14,998,210)	$(3,976,683)

Loss per share — basic and diluted	$(1.63)	$(2.21)	$(.67)

Weighted average shares outstanding	10,038,453	6,787,995	5,899,167

See accompanying notes.

NetRadio Corporation

Statement of Shareholders’ Equity

	Common Stock
			Deferred	Retained
	Shares	Amount	Compensation	Earnings	Total

Balance, December 31, 1997	11,765	$2,000,000	$—	$(1,986,983)		$13,017

Stock split	5,870,735	—	—	—		—

Stock issued	40,000	65,600	—	—		65,600

Stock option compensation	—	20,500	—	—		20,500

Notes forgiven by shareholders	—	48,050	—	—		48,050

Net loss	—	—	—	(3,976,683)		(3,976,683)

Balance, December 31, 1998	5,922,500	2,134,150	—	(5,963,666)		(3,829,516)

Stock issued in initial public offering, net of offering costs of $1,353,432	3,750,000	31,882,788	—	—		31,882,788

Conversion of debt to common stock	—	5,234,840	—	—		5,234,840

Stock option compensation	—	1,113,625	—	—		1,113,625

Stock options exercised	335,400	564,840	—	—		564,840

Net loss	—	—	—	(14,998,210)		(14,998,210)

Balance, December 31, 1999	10,007,900	40,930,243	—	(20,961,876)		19,968,367

Stock option compensation	—	22,990	—	—		22,990

Stock options exercised	3,800	13,400	—	—		13,400

Stock issued for services	19,337	35,000	—	—		35,000

Issuance of restricted stock	50,000	90,500	(90,500)	—		—

Amortization of deferred compensation	—	—	18,854	—		18,854

Net loss	—	—	—	(16,343,679)		(16,343,679)

Balance, December 31, 2000	10,081,037	$41,092,133	$(71,646)	$(37,305,555)	$

See accompanying notes.

NetRadio Corporation

Statements of Cash Flows

	Year Ended December 31,

	2000	1999	1998

Operating activities

Net loss	$(16,343,679)	$(14,998,210)	$(3,976,683)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	1,887,138	1,347,067	843,103

Stock option compensation	22,990	1,113,625	20,500

Issuance of common stock for services	53,854	—	—

Forgiveness of note receivable — officer	62,141	—	—

Changes in operating assets and liabilities:

Accounts receivable	(144,829)	(120,650)	(17,129)

Prepaid expenses	(32,608)	52,580	47,207

Accounts payable	(1,365,951)	2,134,983	285,339

Accrued expenses	296,245	766,787	25,748

Other assets	(98,701)	(372,220)	—

Net cash used in operating activities	(15,663,400)	(10,076,038)	(2,771,915)

Investing activities

Notes receivable — officer	—	408	(62,549)

Purchases of property and equipment	(2,226,026)	(2,589,391)	(843,700)

Purchases of short term investments	(19,502,337)	(19,803,078)	—

Sales of short term investments	25,907,886	1,957,173	—

Increase in intangible assets	(52,893)	—	—

Net cash provided by (used in) investing activities	4,126,630	(20,434,888)	(906,249)

Financing activities

Payments on notes payable	—	—	(9,836)

Payments on capital lease obligations	(115,223)	(102,392)	(113,983)

Deferred offering costs	—	—	(239,643)

Proceeds from stock issuances	13,400	564,840	65,600

Proceeds from initial public offering, net of offering costs	—	32,122,431	—

Advances from Navarre	—	9,596,827	4,022,529

Net cash (used in) provided by financing activities	(101,823)	42,181,706	3,724,667

Net (decrease) increase in cash and cash equivalents	(11,638,593)	11,670,780	46,503

Cash and cash equivalents at beginning of period	11,721,536	50,756	4,253

Cash and cash equivalents at end of period	$82,943	$11,721,536	$50,756

Supplemental cash flow information

Significant noncash investing and financing activity:

Fixed assets acquired under capital lease	$—	$82,175	$25,078

Conversion of note payable to common stock	—	5,234,840	—

Notes forgiven by shareholders	—	—	48,050

See accompanying notes.

NetRadio Corporation

Notes to Financial Statements

Years Ended December 31, 2000 and 1999

1.  Organization and Summary of Significant Accounting Policies

Description of Business

      NetRadio Corporation (“the Company”) is a media company that is the leading online distributor of originally programmed audio entertainment over the Internet through its website, NetRadio.com. The Company provides more than 100 channels of music and information, 24 hours a day, seven days a week. Visitors to the site can access music, news and information within the Company’s 16 music genres. Approximately two million unique guests visit NetRadio.com several times per month.

      The Company provides its advertisers and marketing partners with the ability to reach focused segments of users defined by specific demographic and lifestyle characteristics. The Company allows advertisers to utilize the combined strength of audio messaging with banner advertising.

Cash and Cash Equivalents

      The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

Short-Term Investments

      Short-term investments consist of U.S. Government obligations and corporate debt securities with maturities of less than one year. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Management has classified the debt securities as available for sale. Available for sale securities are carried at fair value with the unrealized gains and losses, net of tax, reported as a separate component of shareholder’s equity. At December 31, 2000 the fair value of the Company’s investments approximates cost.

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

NetRadio Corporation

Notes to Financial Statements — (Continued)

1.  Organization and Summary of Significant Accounting Policies (continued)

Income Taxes

      The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases for operating losses and tax credit carryforwards.

      During the periods March 21, 1997 through March 31, 1998, NetRadio Corporation, Minnesota was included in the consolidated federal and state income tax returns of its parent company, Navarre Corporation. The tax benefit of net operating losses of NetRadio Corporation, Minnesota during that period have been retained by Navarre, and no benefit has been shown by NetRadio since it would not have been able to recognize any benefit on a stand-alone basis.

Revenue Recognition

      The Company’s revenues are derived from the sale of audio merchandise at its online store and Web site banner and video and audio advertisements. Product sales, including shipping and handling, are recognized in the period that the merchandise is shipped to the customer. Advertising revenues are recognized in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable.

      The Company recognized revenues and expenses related to barter advertising transactions totaling $156,000, $245,000 and $-0- for the years ended December 31, 2000, 1999 and 1998.

Shipping and Handling Costs

      Shipping and handling costs related to the compact disc fulfillment services are included in cost of goods sold.

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

Advertising Expenses

      Advertising expenses are capitalized during the production phase of specific commercials or campaigns and charged to operations at the time the campaign is initially presented to the audience. In addition, television advertising time contributed by ValueVision International, Inc. is charged to operations as the advertising time is used. Advertising expenses, were $3,400,364, $2,510,313 and $262,820 for the years ended December 31, 2000, 1999 and 1998.

Goodwill

      Goodwill is amortized on the straight-line method over the estimated useful life of three years and was fully amortized at December 31, 2000. Accumulated amortization at December 31, 1999 was $420,250.

NetRadio Corporation

Notes to Financial Statements — (Continued)

1.  Organization and Summary of Significant Accounting Policies (continued)

Net Loss Per Common Share

      Basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities, while diluted earnings per share gives effect to dilutive potential common shares. Diluted and basic earnings per share are the same in the periods presented as the effect of outstanding options and warrants is antidilutive.

2.  Related Party Transactions

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

Note Payable

      Upon the closing of the Company’s initial public offering in October 1999, Navarre contributed $5,234,840 of outstanding advances, relating to 1998 and prior, to the Company. The contribution was recorded as additional equity, although no shares of the Company common stock were issued.

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

      In March 2001, the Company and Navarre amended the term note. Under the amendment, the Company made a prepayment of $1 million, $5.5 million of the balance due was forgiven with the remaining balance of approximately $3.1 million due on March 31, 2002.

      Interest paid on the Company’s note payable and capital leases was $971,562, $97,048 and $23,442 for the year ended December 31, 2000, 1999 and 1998.

Other Current Assets

      Other current assets consist of 20 pre-set channels on RealNetworks, Inc.’s (“RealNetworks”) RealPlayer and promotional space on RealNetworks’ home page that the Company acquired in May 1999 in exchange for cash and advertising of RealNetworks on the Company’s Web site. The Company acquired the one-year right to the pre-set channels for $760,000 payable in four quarterly payments. RealNetworks is also obligated, for one year, to promote the Company twice per month on RealNetworks’ home page in exchange for $250,000 in RealNetworks advertising on the Company’s Web site. These assets are being amortized over one year.

3.  Note Receivable — Officer

      The note receivable consisted of an advance to an officer which was payable on demand. The note incurred interest at 7.75% per year. During 2000, this note was forgiven.

NetRadio Corporation

Notes to Financial Statements — (Continued)

4.  Property and Equipment

	Year Ended December 31,

	2000	1999

Furniture and fixtures	$566,537	$130,900

Computer equipment and software	5,876,466	3,998,101

Office equipment	82,573	22,682

	6,525,576	4,151,683

Accumulated depreciation	(3,450,121)	(1,525,456)

	$3,075,455	$2,626,227

5.  Income Taxes

      At December 31, 2000, the Company had net operating loss carryforwards of approximately $34,385,000. These carryforwards are available to offset future taxable income, expire beginning in 2011, and are subject to the limitations of Internal Revenue Code Section 382 resulting from changes in ownership.

      Components of deferred income taxes are as follows:

	December 31,

	2000	1999

Deferred tax assets:

Net operating loss carryforwards	$13,754,000	$6,776,000

Stock option compensation	409,000	401,000

Accrued compensation	86,000	19,000

Other	8,000	20,000

Total deferred tax assets	14,257,000	7,216,000

Valuation allowance	$(14,257,000)	$(7,216,000)

	$—	$—

6.  Stock Options and Grants

      The Board of Directors adopted, and the shareholders approved the NetRadio Corporation 1998 Stock Option and Incentive Plan (the “1998 Stock Option Plan”) pursuant to which officers, employees, consultants, independent contractors and non-employee directors are eligible to receive options to purchase shares of NetRadio common stock, stock appreciation rights and awards of deferred or restricted stock. A total of 2,000,000 shares of common stock may be issued under the 1998 Stock Option Plan with vesting periods of up to five years and maximum option terms of ten years.

NetRadio Corporation

Notes to Financial Statements — (Continued)

6.  Stock Options and Grants (continued)

      Option activity for the year ended 1999 and 2000 is summarized as follows:

				Weighted
	Shares			Average
	Available	Plan Options	Non-Plan	Exercise
	for Grant	Outstanding	Options	Price

Balance on December 31, 1997	—	—	—	$—

Shares reserved	1,475,000	—	—	—

Granted	(939,500)	939,500	—	2.27

Balance on December 31, 1998	535,500	939,500	—	2.27

Shares reserved	525,000	—	—

Granted	(453,850)	453,850	—	7.06

Forfeited	65,600	(65,600)	—	3.87

Exercised	—	(335,400)	—	1.68

Balance on December 31, 1999	672,250	992,350	—	4.45

Granted	(436,100)	436,100	150,000	1.83

Restricted stock grant	(50,000)	—	—	—

Forfeited	163,950	(163,950)	—	5.51

Exercised	—	(3,800)	—	3.53

Balance on December 31, 2000	350,100	1,260,700	150,000	$3.20

      The weighted average fair value of options granted in 2000, 1999 and 1998 was $1.01, $3.95 and $1.37, respectively. The exercise price of options outstanding at December 31, 2000 ranged from $.22 to $11.00 per share. The number of options exercisable at December 31, 2000, 1999 and 1998 was 615,820, 78,717 and 117,333, respectively, with a weighted average exercise price of $3.38, $10.86 and $2.27 and a remaining contractual life of 4.0, 6.0 and 6.5 years, respectively.

      Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998, risk-free interest rate of 5.0%, 4.7% and 4.7%, respectively, volatility factor of the expected market price of the Company’s Common stock of .70 and a weighted average expected life of the option of five years.

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows:

	December 31,

	2000	1999	1998

Pro forma net loss	$(16,967,231)	$(15,280,016)	$(4,062,330)

Pro forma basic and diluted loss per share	$(1.69)	$(2.25)	$(.69)

NetRadio Corporation

Notes to Financial Statements — (Continued)

6.  Stock Options and Grants (continued)

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

      In August 2000, the Company recognized $22,990 in expense associated with extending the exercise period of options granted to two terminated employees.

      Also in August 2000, the Company issued a restricted stock grant of 50,000 shares of common stock to an employee. The $90,500 value of the grant is being amortized to expense over the twenty-four month vesting period.

      In August 2000, the Company issued 19,337 shares of company stock to a non-employee. The fair value of the stock was determined to be $35,000, which was expensed during 2000.

7.  Commitments

      The Company is obligated under operating and capital leases for office space and office equipment. Future annual minimum lease payments under leases in effect at December 31, 2000 are as follows:

	Operating	Capital

2001	$144,060	$96,600

2002	148,633	—

2003	150,920	—

2004	150,920	—

2005	50,307	—

Total minimum lease payments	$644,840	96,600

Less amount representing interest		6,970

Present value of minimum capitalized lease payments		$89,630

      Rent expense under operating leases was $242,973, $239,954 and $134,491, for the years ended December 31, 2000, 1999 and 1998.

8.  Employee Benefit Plan

      The Company sponsors a retirement savings plan for all employees who have completed one year of continuous service. The retirement savings plan is a 401(k) plan under which eligible employees are allowed to contribute a maximum of 20% of their earnings on a tax-deferred basis subject to Internal Revenue Code maximum limitations. The Company made no matching contributions for the years ended December 31, 2000, 1999 and 1998.

NetRadio Corporation

Notes to Financial Statements — (Continued)

9.  Quarterly Financial Summary (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2000

Net revenues	$564,822	$616,237	$456,435	$429,589

Operating expenses	5,000,942	4,851,650	5,008,149	3,913,188

Net loss	(4,295,840)	(4,143,272)	(4,383,671)	(3,520,896)

Loss per share — basic and diluted	$(0.43)	$(0.41)	$(0.44)	$(.35)

1999

Net revenues	$171,799	$233,866	$374,074	$669,117

Operating expenses	2,800,138	2,499,709	4,302,872	6,094,822

Net loss	(2,640,316)	(2,568,022)	(4,216,848)	(5,573,024)

Loss per share — basic and diluted	$(.45)	$(.43)	$(.71)	$(.60)