Form 10-Q
period 2001-03-31
NETRADIO CORP
filed 2001-05-14
CIK 1002636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ___________________

Commission file number:    0-27575

NETRADIO CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1819471

(State of incorporation or organization)	(I.R.S. Employer Identification No.)

10025 Valley View Road, Suite 190, Eden Prairie, Minnesota	55344

(Address of principal executive offices)	(Zip Code)

(952) 259-6700

(Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X] Yes [] No

      The number of shares outstanding of each of the registrant’s classes of capital stock, as of May 14, 2001 was: Common Stock, no par value, 10,081,037 shares.

NETRADIO CORPORATION
Index

      Part I. Financial Information

Item 1.	Financial Statements

Balance Sheets -

March 31, 2001 and December 31, 2000

Statements of Operations -

Three months ended March 31, 2001 and 2000

Statements of Cash Flows -

Three months ended March 31, 2001 and 2000

Notes to Condensed Consolidated Financial Statements — March 31, 2001

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

Signatures

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NetRadio Corporation

Balance Sheets

	March 31,	December 31,
	2001	2000

	(Unaudited)
Assets

Current assets:

Cash and cash equivalents	$24,001	$82,943

Short-term investments	7,531,684	11,440,356

Accounts receivable, less allowance for doubtful accounts of $21,000

at March 31, 2001 and $20,000 at December 31, 2000, respectively	160,859	291,692

Prepaid advertising	855,050	833,873

Prepaid expenses	126,337	98,948

Other current assets	160,667	350,667

Total current assets	8,858,598	13,098,479

Property and equipment, net	2,945,984	3,075,455

Patents and trademarks, net	48,714	48,553

Other assets	120,254	120,254

	$11,973,550	$16,342,741

Liabilities and shareholders’ equity

Current Liabilities

Accounts payable	$1,222,960	$1,791,671

Accrued expenses	679,811	1,149,681

Deferred advertising revenue	50,000	—

Note payable	3,096,827	9,596,827

Current maturities of capital lease obligation	59,342	89,630

Total current liabilities	5,108,940	12,627,809

Shareholders’ equity:

Preferred stock,

Authorized shares — 10,000,000

Issued and outstanding shares — none at March 31, 2001 and

December 31, 2000

Common stock, no par value;

Authorized shares — 50,000,000

Issued and outstanding shares - 10,081,037 at March 31, 2001 and

10,081,037 at December 31, 2000, respectively	41,092,132	41,092,133

Deferred Compensation	(60,333)	(71,646)

Accumulated deficit	(34,167,189)	(37,305,555)

Total shareholders’ equity	6,864,610	3,714,932

Total liabilities and shareholders’ equity	$11,973,550	$16,342,741

NetRadio Corporation

Statements of Operations

	Three Months Ending
	March 31,

	2001	2000

	(unaudited)
Net revenues

Product sales	$55,404	$223,341

Internet advertising	147,011	341,481

Total net revenues	202,415	564,822

Operating expenses:

Cost of revenues	45,346	197,907

Operations and technical support	1,698,091	2,522,364

Sales and marketing	490,639	1,506,748

General and administrative	430,076	773,923

Total operating expenses	2,664,152	5,000,942

Loss from operations	(2,461,737)	(4,436,120)

Other (income) expenses

Interest (Income)	(292,025)	(361,252)

Interest Expense	191,922	220,972

Net loss before extraordinary item	(2,361,634)	(4,295,840)

Extraordinary gain on debt forgiveness	5,500,000	—

Net income (loss) after extraordinary gain	$3,138,366	$(4,295,840)

Net income (loss) per share, basic and diluted

Loss per share before extraordinary item	$(0.23)	$(0.43)

Extraordinary gain	0.55	—

	$0.31	$(0.43)

Weighted average shares outstanding

Basic	10,081,037	10,009,081

Diluted	10,109,454	10,009,081

NetRadio Corporation

Statements of Cash Flows

	Three Months Ended
	March 31,

	2001	2000

	(unaudited)
Operating activities

Net income (loss)	$3,138,366	$(4,295,840)

Adjustment to reconcile net loss to net cash

provided by (used in) operating activities:

Depreciation and amortization	424,921	507,277

Stock option compensation	30,167	—

Note payable forgiveness	(5,500,000)	—

Change in operating assets and liabilities:

Accounts receivable	130,833	(61,346)

Prepaid expenses	(48,565)	(120,883)

Trade accounts payable	(568,712)	(1,266,710)

Accrued liabilities	(488,724)	(283,443)

Deferred revenue	50,000	167,385

Other assets	190,000	(52,300)

Net cash used in operating activities	(2,641,714)	(5,405,860)

Investing activities

Increase in intangible assets	(3,417)	(1,208)

Purchase of property and equipment	(292,194)	(925,872)

Purchase of short-term investments	—	(10,717,583)

Sale of short-term investments	3,908,672	11,861,117

Net cash provided by (used in) investing activities	3,613,061	216,454

Financing activities

Payment on capital lease obligations	(30,288)	(27,935)

Payments of notes payable	(1,000,000)	—

Proceeds from stock issuances		13,400

Net cash provided by (used in) financing activities	(1,030,288)	(14,535)

Net (decrease) increase in cash and cash equivalents	(58,942)	(5,203,941)

Cash and cash equivalents at beginning of period	82,943	11,721,536

Cash and cash equivalents at end of period	$24,001	$6,517,595

NETRADIO CORPORATION

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements for the year ended December 31, 2000 included in the Company’s 2000 Form 10K. In the opinion of management, the interim condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the year ending December 31, 2001.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS

Cautionary Statement

      This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect management’s current expectations or beliefs and future actual results could differ materially from those in any forward-looking statements depending on the outcome of certain factors. Any such forward-looking statements are subject to risks and uncertainties including, but not limited to, our ability to generate revenue from a new and unproven business model, the incurrence of operation losses, the necessity to obtain additional financing to achieve our strategic business objectives, the fluctuation of subscription and advertising revenues, our ability to expand our technical capacity, competition and other risks and uncertainties, including the factors set forth on Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 2000. Except as required by applicable law, we undertake no obligation to update or revise any such forward-looking statements.

GENERAL

      NetRadio is the leading webcaster specializing in originally programmed audio entertainment through our website, NetRadio.com. NetRadio.com provides more than 100 channels of music and information, 24 hours a day, seven days a week. Visitors to the site can access music, news and information within NetRadio.com’s 16 music genres. Depending on the seasons, approximately 2-3 million unique guests visit NetRadio.com several times per month.

      We provide our advertisers and marketing partners with the ability to reach focused segments of users defined by specific demographic and lifestyle characteristics. NetRadio.com allows advertisers to utilize the combined strength of audio messaging with banner advertising.

      We also provide our consumer Internet experience to other online businesses. Our business to business (“B2B”) initiative began in July 2000. We provide our B2B customers (primarily leading online sites) with co-branded players that include 10 to 20 channels of our originally programmed music. The co-branded player delivers a passive music experience to our B2B customers’ end users, and increases their length of stay on a site, or “site stickiness.” The co-branded player also allows our B2B customers to deliver synchronized audio and banner advertising messages to their users.

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

RESULTS OF OPERATIONS

Net Revenues

      Net revenues consist of Internet advertising revenues, product sales and since March 2001, commissions on products sold through our affiliate Amazon.com. Net revenues decreased to $202,000 for the three months ended March 31, 2001 from $565,000 for the three months ended March 31, 2000, a 64% decrease. The decrease in revenues for the three months ended March 31, 2001 over the prior year period was due to the outsourcing of our e-commerce operations and an overall decrease in advertising as customers reduce discretionary spending in anticipation of a slowing economy.

      Product Sales. Revenues for the quarter reflect the impact on product sales of outsourcing e-commerce operations to Amazon.com. Last year, the company received 100 percent of the revenues from product sales. Now, NetRadio receives a commission from Amazon.com for each product sold through the NetRadio.com website. Reported product revenues decreased by 75 percent to $55,000 for the three months ended March 31, 2001 from $223,000 for the three months ended March 31, 2000.

The Amazon relationship enables NetRadio to generate profits from its e-commerce operations compared with the losses generated by its in-house operation last year.

      Internet Advertising. Internet advertising revenues include audio, video and banner advertising sales. Internet advertising revenues for the three months ended March 31, 2001 were $147,000 compared to $341,000 for the three months ended March 31, 2000, a decrease of 56%. On a cash revenue basis, first quarter advertising revenues were down 37% as advertising revenue for the three months ended March 31, 2000 included $106,000 of non-cash barter advertising. The decrease in advertising revenue for the three months ended March 31, 2001, over the prior year period was due to the overall industry wide decrease as customers reduce discretionary spending in anticipation of a slowing economy.

Operating Expenses Cost of Revenues

      Cost of Revenues Cost of revenues primarily consists of the cost of audio merchandise that we sell, including fulfillment costs through third party vendors that ship directly to our customers. Costs of revenues for the quarter reflect the impact on product sales of outsourcing e-commerce operations to Amazon.com. Last year, the company incurred 100 percent of the costs from product sales. Costs of revenues decreased to $45,000 for the three months ended March 31, 2001 from $198,000 for the three months ended March 31, 2000. The decrease in cost of revenue for the three months ended March 31, 2001, over the prior year period was due to the decrease in product sales and the outsourcing of the e-commerce operations.

      Operations and Technical Support. Operations and technical support expenses consist primarily of data communications expenses, personnel expenses associated with broadcasting, e-commerce and technical support, software and content license fees, operating supplies and overhead. Operations and technical support expenses were $1,698,000 for the three months ended March 31, 2001, compared to $2,522,000 for the three months ended March 31, 2000, a decrease of 33%. The decrease in operations and technical support expenses for the three months ended March 31, 2001 over the prior year period was due primarily to a decrease in bandwidth costs and the outsourcing of our e-commerce site.

      Sales and Marketing. Sales and marketing expenses consist primarily of personnel expenses and costs associated with the sale of advertising and the marketing of our Web site. Sales and marketing expenses were $491,000 for the three months ended March 31, 2001, compared to $1,507,000 for the three months ended March 31, 2000, a decrease of 67%. The decrease in sales and marketing expenses for the three ended March 31, 2001 over the prior year period was due to a significant reduction in advertising expenses.

      General and Administrative. General and administrative expenses consist primarily of administrative personnel expenses, professional fees and expenditures for facility costs. General and administrative expenses were $430,000 for the three months ended March 31, 2001, compared to $774,000 for the three months ended March 31, 2000, a decrease of 44%. The decrease in general and administrative expenses for the three months ended March 31, 2001, over the three months ended March 31, 2000, was due to goodwill being fully amortized in the period ended March 31, 2000, a reduction in salary expense due to the September 2000 resignation of a corporate officer, and a reduction in professional fees.

      Interest Expense. Interest expense for the three months ended March 31, 2001 was $192,000, compared to $221,000 for the three months ended March 31, 2000. The decrease in interest expense for the three months ended March 31, 2001, over the prior year period was due to a higher federal prime rate of interest, which positively impacts the interest due on the Navarre Note.

      Interest Income. Interest income for the three months ended March 31, 2001 was $292,000, compared to $361,000 for the three months ended March 31, 2000. The decrease was due to a higher cash balance in the period ended March 31, 2000, for use in earning interest through the purchases of investments in short- and long-term securities.

      Extraordinary Gain. In March 2001, we restructured our $9.6 million term note with Navarre. Under the terms of the restructuring, Navarre forgave $5.5 million of the principal amount in exchange for a $1 million prepayment by NetRadio. The $5.5 million forgiveness of debt resulted in an extraordinary gain.

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

      The Company had working capital of $3.7 million at March 31, 2001, compared to working capital of $471,000 at December 31, 2000, primarily as a result of the restructuring of the term note with Navarre.

      Net cash used in operating activities was $2,642,000 and $5,406,000 for the three months ended March 31, 2001 and 2000, respectively. Net cash used in operating activities for the three months ended March 31, 2001 was primarily comprised of our net losses before extraordinary items and a decrease in accounts payable and accrued expenses, offset in part by depreciation, accounts receivable and other assets.

      Accounts receivable decreased to $161,000 at March 31, 2001 from $292,000 at December 31, 2000 and consisted primarily of agency-placed advertising revenue accounts. The decrease in accounts receivable was due to the decrease in advertising sales for the period. Advertising revenues placed by an agency typically are collected in 60 to 90 days. We expect advertising revenue accounts generally to be collected within 60 to 90 days in the future.

      The decrease in accounts payable to $1,223,000 at March 31, 2001 from $1,792,000 at December 31, 2000 was due primarily to payments for capital expenditures and other business expenses that became due in the quarter ended March 31, 2001.

      We generated $3,613,000 and $216,000 in net cash from investing activities for the three months ended March 31, 2001 and 2000, respectively. The net cash provided by investing activities for the three months ended March 31, 2001 and 2000 was the net result of short-term investment purchases and sales offset by the purchases of property and equipment.

      We used net cash for financing activities of $1,030,000 and $15,000 for the three months ended March 31, 2001 and 2000, respectively. Net cash used for financing activities for the three months ended March 31, 2001 was primarily due to a $1,000,000 payment on the Navarre term note.

      In March 2001, we restructured our term note of approximately $9.6 million owing to Navarre. Under the terms of the restructuring, Navarre forgave $5.5 million of the principal amount in exchange for a $1 million prepayment by NetRadio. In addition, Navarre extended the maturity date of the term note from November 14, 2001 to March 31, 2002. The term note with Navarre bears interest at Midwest prime plus one half-percentage point (9% as of March 1, 2001) and is payable monthly. After giving effect to this restructuring, the principal balance of the term note with Navarre is currently approximately $3.1 million

      We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 10 months. To fund future operations, we may need to raise additional funds, through public or private financing, or other arrangements. We are evaluating potential issuances of our debt or equity securities to strategic partners and are exploring potential strategic transactions. There can be no assurance that additional financing, if needed, will be available on terms attractive to us, if at all. Our failure to raise capital when needed could have a material adverse effect on our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current shareholders will be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common stock.

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

      None

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

10.1	First Amendment to Term Note, dated as of March 26, 2001, by and between NetRadio Corporation and Navarre Corporation (1)

10.2	Second Amendment to Term Note, dated as of March 30, 2001, by and between NetRadio Corporation and Navarre Corporation

(1) Incorporated by reference to the Report on Form 8-K of the Registrant dated March 26, 2001

B. Report on Form 8-K

NetRadio filed a Report on Form 8-K dated March 26, 2001 in connection with the restructuring of the term note with Navarre Corporation.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	5/14/01		NETRADIO CORPORATION

		By	/s/ Eric H. Paulson

Eric H. Paulson

Chief Executive Officer and President

(Principal Executive Officer)

		By	/s/ Michael P. Wise

Michael P. Wise

Secretary, Chief Financial Officer and Vice President

(Principal Financial and Accounting Officer)