Form 10-Q
period 2001-06-30
NETRADIO CORP
filed 2001-08-13
CIK 1002636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________    to_________________

Commission file number: 0-27575

NETRADIO CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-1819471

(State of incorporation or organization)	(I.R.S. Employer Identification No.)

10025 Valley View Road, Suite 190 Eden Prairie, Minnesota (Address of principal executive offices)	55344 (Zip Code)

(952) 259-6700 (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  No

      The number of shares outstanding of each of the registrant's classes of capital stock, as of August 10, 2001 was: Common Stock, no par value, 2,240,300 shares.

NETRADIO CORPORATION

Index

Part I	Financial Information

Item 1.	Financial Statements

Balance Sheets — June 30, 2001 and December 31, 2000

Statements of Operations — Three months and six months ended June 30, 2001 and 2000

Statements of Cash Flows — Six months ended June 30, 2001 and 2000

Notes to Condensed Consolidated Financial Statements — June 30, 2001

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

Signatures

Amendment to Employment Agreement For Michael Wise

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NetRadio Corporation

Balance Sheets

	June 30,	December 31,
	2001	2000

Assets

Current assets:

Cash and cash equivalents	$17,629	$82,943

Short-term investments	6,202,014	11,440,356

Accounts receivable, less allowance for doubtful accounts of $10,000 at June 30, 2001 and $20,000 at December 31, 2000, respectively	77,078	291,692

Prepaid advertising	802,793	833,873

Prepaid expenses	137,505	98,948

Other current assets	17,000	350,667

Total current assets	7,254,019	13,098,479

Property and equipment, net	2,563,651	3,075,455

Patents and trademarks, net	58,217	48,553

Other assets	120,254	120,254

	$9,996,141	$16,342,741

Liabilities and shareholders’ equity

Current Liabilities

Accounts payable	$1,287,519	$1,791,671

Accrued expenses	635,479	1,149,681

Deferred advertising revenue	164,363	—

Note payable	3,096,827	9,596,827

Current maturities of capital lease obligation	28,441	89,630

Total current liabilities	5,212,629	12,627,809

Shareholders’ equity:

Preferred stock,

Authorized shares — 2,222,222

Issued and outstanding shares — none at June 30, 2001 and December 31, 2000

Common stock, no par value;

Authorized shares — 11,111,111

Issued and outstanding shares - 2,240,300 at June 30, 2001 and 2,240,300 at December 31, 2000, respectively	41,092,132	41,092,133

Deferred Compensation	(49,021)	(71,646)

Accumulated deficit	(36,259,599)	(37,305,555)

Total shareholders’ equity	4,783,512	3,714,932

Total liabilities and shareholders’ equity	$9,996,141	$16,342,741

NetRadio Corporation

Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net revenues
Product sales	$3,961	$210,294	$59,365	$433,636

Internet advertising	71,890	405,943	218,901	747,423

Total net revenues	75,851	616,237	278,266	1,181,059

Operating expenses:

Cost of revenues	—	202,427	45,346	400,334

Operations and technical support	1,347,170	2,644,686	3,045,261	5,167,050

Sales and marketing	381,423	1,219,548	872,062	2,726,296

General and administrative	460,794	784,989	890,870	1,558,912

Total operating expenses	2,189,387	4,851,650	4,853,539	9,852,592

Loss from operations	(2,113,536)	(4,235,413)	(4,575,273)	(8,671,533)

Other (income) expenses

Interest (Income)	(84,139)	(327,505)	(376,164)	(688,757)

Interest Expense	63,013	235,364	254,935	456,335

Net loss before extraordinary item	(2,092,410)	(4,143,272)	(4,454,044)	(8,439,111)

Extraordinary gain on debt forgiveness	—	—	5,500,000	—

Net income (loss) after extraordinary gain	$(2,092,410)	$(4,143,272)	$1,045,956	$(8,439,111)

Net income (loss) per share, basic and diluted

Loss per share before extraordinary item	$(0.93)	$(1.86)	$(1.99)	$(3.79)

Extraordinary gain	—	—	2.46	—

	$(0.93)	$(1.86)	0.47	(3.79)

Weighted average shares outstanding
Basic	2,240,300	2,224,822	2,240,300	2,224,531

NetRadio Corporation

Statement of Cash Flows

	Six Months Ended
	June 30,

	2001	2000

Operating activities

Net income (loss)	$1,045,956	$(8,439,111)

Adjustment to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	836,322	956,629

Stock option compensation	22,625	—

Note payable forgiveness	(5,500,000)	—

Change in operating assets and liabilities:

Accounts receivable	214,614	(138,818)

Prepaid expenses	(7,477)	(34,613)

Trade accounts payable	(504,152)	(1,139,177)

Accrued liabilities	(514,202)	224,528

Deferred revenue	164,363	(4,764)

Other assets	333,667	251,966

Net cash used in operating activities	(3,908,284)	(8,323,360)

Investing activities

Increase in intangible assets	(16,174)	(2,440)

Purchase of property and equipment	(318,009)	(1,640,097)

Purchase of short-term investments	(493,968)	(10,717,583)

Sale of short-term investments	5,732,310	21,123,992

Net cash provided by (used in) investing activities	4,904,159	8,763,872

Financing activities

Payment on capital lease obligations	(61,189)	(56,442)

Payments of notes payable	(1,000,000)	—

Proceeds from stock issuances	—	13,400

Net cash provided by (used in) financing activities	(1,061,189)	(43,042)

Net (decrease) increase in cash and cash equivalents	(65,314)	397,470

Cash and cash equivalents at beginning of period	82,943	11,721,536

Cash and cash equivalents at end of period	$17,629	$12,119,006

NETRADIO CORPORATION

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements for the year ended December 31, 2000 included in the Company's 2000 Form 10K. In the opinion of management, the interim condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the operating results for the year ending December 31, 2001.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

      This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect management's current expectations or beliefs and future actual results could differ materially from those in any forward-looking statements depending on the outcome of certain factors. Any such forward-looking statements are subject to risks and uncertainties including, but not limited to, our ability to generate revenue from a new and unproven business model, the incurrence of operation losses, the necessity to obtain additional financing to achieve our strategic business objectives, the fluctuation of subscription and advertising revenues, our ability to expand our technical capacity, competition and other risks and uncertainties, including the factors set forth on Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 2000. Except as required by applicable law, we undertake no obligation to update or revise any such forward-looking statements.

GENERAL

      NetRadio Corporation is a leading Webcaster specializing in originally programmed audio entertainment. The company is pursuing a B2B strategy to grow its business by leveraging its webcasting expertise, creative programming and extensive offering of on-line music to provide entertainment programming to leading companies nationwide.

      NetRadio's initial online offering, NetRadio.com, serves 3 to 4 million cumulative daily unique guests who visit the site several times a month to access its channels of music and information on demand, 24 hours a day, seven days a week. The NetRadio.com Web site connects music enthusiasts to over 16 interactive music communities ranging from Jazz, Latin, Modern Rock and New Age to Vintage Rock, Country and Classical. NetRadio.com's On-Screen Player allows listeners to view the title and artist of every song they hear. Users can simply click to purchase what they're hearing from an inventory of more than 250,000 music titles.

      We recognize revenues related to banner advertising over the period in which the advertisement is displayed on our web site. Barter advertising revenue is recognized by multiplying the contracted impression rate by the amount of monthly impressions served until the contracted amount of impressions is depleted. The contracted impression rate is comparable to rates realized in sales of advertising to other third parties. We derive promotional advertising revenues from product or artists related promotions, and recognize these revenues over the term of the promotion. We derive audio and video advertising revenues from the sale of advertising spots, and recognize these revenues when the audio or video advertisement is broadcast.

RESULTS OF OPERATIONS

Net Revenues

      Net revenues consist of Internet advertising revenues and product sales. Net revenues decreased to $76,000 for the three months ended June 30, 2001 from $616,000 for the three months ended June 30, 2000, an 88% decrease. Net revenues decreased to $278,000 for the six months ended June 30, 2001 from $1,181,000 for the six months ended June 30, 2000, a 77% decrease. The decrease in revenues for both the three and six month periods ended June 30, 2001, over the prior year periods was due to the outsourcing of our e-commerce operations commencing March 2001 and an overall decrease in advertising as customers reduced discretionary spending in the slowing economy.

      Product Sales.   Revenues for both the three and six months ended June 30, 2001 reflect the impact on product sales of outsourcing e-commerce operations to Amazon.com. Since March 2001, product sales have consisted of commissions earned for products sold by Amazon.com to customers through a link from our web site. Prior to March 2001, product sales consisted of sales of audio merchandise, including shipping and handling costs. Last year, the company received 100 percent of the revenues from product sales. Reported product revenues decreased by 99% to $4,000 for the three months ended June 30, 2001 from $210,000 for the three months ended June 30, 2000. Product sales for the six months ended June 30, 2001 were $59,000 compared with $434,000 for the six months ended June 30, 2000, a decrease of 87%.

      Internet Advertising.   Internet advertising revenues include audio, video and banner advertising sales. Internet advertising revenues for the three months ended June 30, 2001 were $72,000 compared to $406,000 for the three months ended June 30, 2000, a decrease of 83%. Internet advertising revenues for the six months ended June 30, 2001 were $219,000 compared to $747,000 for the six months ended June 30, 2000, a decrease of 71%. On a cash revenue basis, advertising revenues were down 83% and 65% for both the three and six months ended June 30, 2000, respectively. Advertising revenue included $40,000 and $145,000 of non-cash barter advertising for both the three and six months ended June 30, 2000, respectively. The decrease in advertising revenue for both the three and six months ended June 30, 2001, over the prior year periods was due to the industry-wide decrease in discretionary spending resulting from the slowdown in the U.S.economy.

Operating Expenses Cost of Revenues

      Cost of Revenues.   Costs of revenues decreased to $0 for the three months ended June 30, 2001 from $202,000 for the three months ended June 30, 2000. Cost of revenues decreased to $45,000 for the six months ended June 30, 2001 from $400,000 for the six months ended June 30, 2000. Cost of revenues primarily consists of the cost of audio merchandise that we sell, including fulfillment costs through third party vendors that ship directly to our customers. Costs of revenues for the quarter reflect the impact on product sales of outsourcing e-commerce operations to Amazon.com. The decrease in cost of revenue for the three and six months ended June 30, 2001 over the prior year periods was due to the outsourcing of the e-commerce operations. Prior to March 2001, the company incurred costs associated with product sales, which were eliminated by the outsourcing arrangement.

      Operations and Technical Support.   Operations and technical support expenses consist primarily of data communications expenses, personnel expenses associated with broadcasting, e-commerce and technical support, software and content license fees, operating supplies and overhead. Operations and technical support expenses were $1,347,000 for the three months ended June 30, 2001, compared to $2,645,000 for the three months ended June 30, 2000, a decrease of 50%. Operations and technical support expenses were $3,045,000 for the six months ended June 30, 2001, compared to $5,167,000 for the six months ended June 30, 2000, a decrease of 42%. The decrease in operations and technical support expenses for both the three and six months ended June 30, 2001 over the prior year periods was due primarily to a decrease in bandwidth costs, outsourcing e-commerce operations, reducing headcount through attrition and reducing other administrative expenses.

      Sales and Marketing.   Sales and marketing expenses consist primarily of personnel expenses and costs associated with the sale of advertising and the marketing of our Web site. Sales and marketing expenses were $381,000 for the three months ended June 30, 2001, compared to $1,220,000 for the three months ended June 30, 2000, a decrease of 69%. Sales and marketing expenses were $872,000 for the six months ended June 30, 2001, compared to $2,726,000 for the six months ended June 30, 2000, a decrease of 69%. The decrease in sales and marketing expenses for both the three and six months ended June 30, 2001 over the prior year periods was due to the elimination of advertising expenses.

      General and Administrative.   General and administrative expenses consist primarily of administrative personnel expenses, professional fees and expenditures for facility costs. General and administrative expenses were $461,000 for the three months ended June 30, 2001, compared to $785,000 for the three months ended June 30, 2000, a decrease of 42%. General and administrative expenses were $891,000 for the six months ended June 30, 2001, compared to $1,559,000 for the month ended June 30, 2000, a decrease of 43%. The decrease in general and administrative expenses for the three months ended June 30, 2001, over the three months ended June 30, 2000, was due to a reduction in salary expense due to the September 2000 resignation of a corporate officer and a reduction in professional fees. The decrease in general and administrative expenses for the six months ended June 30, 2001, over the six months ended June 30, 2000, was due to goodwill being fully amortized in the period ended June 30, 2000, a reduction in salary expense due to the September 2000 resignation of a corporate officer, and a reduction in professional fees.

      Interest Expense.   Interest expense for the three months ended June 30, 2001 was $63,000, compared to $235,000 for the three months ended June 30, 2000. Interest expense for the six months ended June 30, 2001 was $255,000, compared to $456,000 for the six months ended June 30, 2000. The decrease in interest expense for the three and six months ended June 30, 2001 over the prior year periods was due to a lower federal prime rate of interest, which positively impacts the interest due on the Navarre Note, and the $5.5 million forgiveness of debt by Navarre.

      Interest Income.   Interest income for the three months ended June 30, 2001 was $84,000, compared to $328,000 for the three months ended June 30, 2000. Interest income for the six months ended June 30, 2001 was $376,000, compared to $689,000 for the six months ended June 30, 2000. The decreases were due to a lower cash balance in the periods ended June 30, 2001, for use in earning interest through the purchases of investments in short- and long-term securities.

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

      We had working capital of $2 million at June 30, 2001, compared to working capital of $471,000 at December 31, 2000, primarily as a result of the restructuring of the term note with Navarre.

      Net cash used in operating activities was $3,908,000 and $8,323,000 for the six months ended June 30, 2001 and 2000, respectively. Net cash used in operating activities for the six months ended June 30, 2001 was primarily comprised of our net losses before extraordinary items and a decrease in accounts payable and accrued expenses, offset in part by depreciation, accounts receivable, deferred revenue and other assets.

      Accounts receivable decreased to $77,000 at June 30, 2001 from $292,000 at December 31, 2000 and consisted primarily of agency-placed advertising revenue accounts. The decrease in accounts receivable was due to the decrease in advertising sales for the period. Advertising revenues placed by an agency typically are collected in 60 to 90 days. We expect advertising revenue accounts generally to be collected within 60 to 90 days in the future.

      The decrease in accounts payable to $1,288,000 at June 30, 2001 from $1,792,000 at December 31, 2000 was due primarily to less expenditures being incurred during the six months ended June 30, 2001.

      We generated $4,904,000 and $8,764,000 in net cash from investing activities for the six months ended June 30, 2001 and 2000, respectively. The net cash provided by investing activities for the six months ended June 30, 2001 and 2000 was the net result of short-term investment purchases and sales offset by the purchases of property and equipment.

      We used net cash for financing activities of $1,061,000 and $43,000 for the six months ended June 30, 2001 and 2000, respectively. Net cash used for financing activities for the six months ended June 30, 2001 was primarily due to a $1,000,000 payment on the Navarre term note.

      In June 2001, our board of directors approved an amendment to our Articles of Incorporation to effect a one for 4.5 shares reverse stock split of the company's outstanding common stock. The reverse split was effected in order to meet the Nasdaq SmallCap Market's maintenance standard that requires us to maintain at least a $1.00 per common share minimum bid price.

      In March 2001, we restructured our term note of approximately $9.6 million owing to Navarre. Under the terms of the restructuring, Navarre forgave $5.5 million of the principal amount in exchange for a $1 million prepayment by NetRadio. In addition, Navarre extended the maturity date of the term note from November 14, 2001 to March 31, 2002. The term note with Navarre bears interest at Midwest prime plus one half-percentage point (7.5% as of June 30, 2001) and is payable monthly. After giving effect to this restructuring, the principal balance of the term note with Navarre is currently approximately $3.1 million.

      We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through March 31, 2002. To fund future operations, we may need to raise additional funds, through public or private financing, or other arrangements. We are evaluating potential issuances of our debt or equity securities to strategic partners and are exploring potential strategic transactions. There can be no assurance that additional financing, if needed, will be available on terms attractive to us, if at all. Our failure to raise capital when needed could have a material adverse effect on our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current shareholders will be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common stock.

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

In June 2001, our board of directors approved an amendment to our Articles of Incorporation to effect a one for 4.5 shares reverse stock split of the company's outstanding common stock. The reverse stock split was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

B. Report on Form 8-K

None

10.1 Amendment to Employment Agreement between NetRadio Corporation and Michael P. Wise

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: 8/10/01	NETRADIO CORPORATION

By /s/ Eric H. Paulson Eric H. Paulson Chief Executive Officer and President (Principal Executive Officer)

By /s/ Michael P. Wise Michael P. Wise Secretary, Chief Financial Officer and Vice President (Principal Financial and Accounting Officer)