Form 10-Q
period 2001-09-30
NETRADIO CORP
filed 2001-11-14
CIK 1002636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [ X] Yes [    ] No

     The number of shares outstanding of each of the registrant’s classes of capital stock, as of November 14, 2001 was: Common Stock, no par value, 2,240,300 shares.

NETRADIO CORPORATION

PART I. – FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

NetRadio Corporation
Balance Sheets

	September 30,	December 31,
	2001	2000

Assets
Current assets:
Cash and cash equivalents	$3,884,574	$82,943
Short-term investments	627,226	11,440,356
Trade accounts and notes receivable, less allowance for doubtful accounts of $17,000 at September 30, 2001, and $20,000 at December 31, 2000, respectively	44,460	291,692
Other receivable	75,000	–
Prepaid advertising	–	833,873
Prepaid expenses	75,409	98,948
Other current assets	–	350,667

Total current assets	4,706,669	13,098,479
Property and equipment, net	2,142,804	3,075,455
Patents and trademarks, net	46,907	48,553
Other assets	120,254	120,254

	$7,016,634	$16,342,741

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$1,299,111	$1,791,672
Accrued expenses	603,312	1,149,681
Deferred advertising revenue	163,419	–
Note payable	3,096,827	9,596,827
Current maturities of capital lease obligation	6,836	89,630

Total current liabilities	5,169,505	12,627,810
Shareholders’ equity:
Preferred stock;
Authorized shares — 2,222,222
Issued and outstanding shares — none at September 30, 2001 and December 31, 2000
Common stock, no par value;
Authorized shares — 11,111,111
Issued and outstanding shares — 2,240,300 at September 30, 2001 and 2,240,300 at December 31, 2000, respectively	41,092,132	41,092,132
Deferred Compensation	(37,708)	(71,646)
Accumulated deficit	(39,207,295)	(37,305,555)

Total shareholders’ equity	1,847,129	3,714,931

Total liabilities and shareholders’ equity	$7,016,634	$16,342,741

NetRadio Corporation
Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Net revenues
Product sales	$4,093	$134,338	$63,458	$567,973
Internet advertising	58,015	322,097	276,916	1,069,521

Total net revenues	62,108	456,435	340,374	1,637,494
Operating expenses:
Cost of revenues	–	121,753	45,346	522,088
Operations and technical support	1,290,918	2,391,042	4,336,179	7,558,092
Sales and marketing	951,175	1,904,632	1,823,237	4,630,928
General and administrative	759,728	590,722	1,650,598	2,149,634

Total operating expenses	3,001,821	5,008,149	7,855,360	14,860,742

Loss from operations	(2,939,713)	(4,551,714)	(7,514,986)	(13,223,248)
Other (income) expenses
Interest (Income)	(49,211)	(410,829)	(425,375)	(1,099,585)
Interest Expense	57,194	242,786	312,129	699,121

Net loss before extraordinary item	(2,947,696)	(4,383,671)	(7,401,740)	(12,822,784)
Extraordinary gain on debt forgiveness	–	–	5,500,000	–

Net income (loss) after extraordinary gain	$(2,947,696)	$(4,383,671)	$(1,901,740)	$(12,822,784)

Net income (loss) per share, basic and diluted
Loss per share before extraordinary item	$(1.32)	$(1.97)	$(3.30)	$(5.76)
Extraordinary gain	–	–	2.46	–

	$(1.32)	$(1.97)	(0.84)	(5.76)

Weighted average shares outstanding
Basic	2,240,300	2,226,597	2,240,300	2,225,225

NetRadio Corporation
Statements of Cash Flows

	Nine Months Ended
	September 30,

	2001	2000

Operating activities
Net loss	$(1,901,740)	$(12,822,784)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,247,071	1,430,111
Stock option compensation	33,938	57,989
Note payable forgiveness	(5,500,000)
Change in operating assets and liabilities:
Accounts receivable	172,232	(153,198)
Prepaid advertising and expenses	857,412	(28,978)
Trade accounts payable	(492,561)	(1,989,506)
Accrued liabilities and other	(546,369)	254,605
Deferred revenue	163,419	(4,764)
Other assets	350,667	(288,701)

Net cash used in operating activities	(5,615,931)	(13,545,226)
Investing activities
Note receivable — officer	–	(3,710)
Purchase of property and equipment	(312,774)	(1,988,079)
Purchase of patents and trademarks	–	(42,186)
Purchase of short-term investments	(1,121,194)	(18,033,229)
Sale of short-term investments	11,934,324	21,991,378

Net cash provided by investing activities	10,500,356	1,924,174
Financing activities
Payment on capital lease obligations	(1,000,000)	–
Payment on capital lease obligations	(82,794)	(85,534)
Proceeds from stock issuances	–	13,400

Net cash used in financing activities	(1,082,794)	(72,134)

Net increase (decrease) in cash and cash equivalents	3,801,631	(11,693,186)
Cash and cash equivalents at beginning of period	82,943	11,721,536

Cash and cash equivalents at end of period	$3,884,574	$28,350

Fixed assets aquired under capital lease	$–	$82,175

NETRADIO CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements for the year ended December 31, 2000 included in the Company’s 2000 Form 10K. In the opinion of management, the interim condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the operating results for the year ending December 31, 2001.

On October 17, 2001, the Company announced that it had determined to immediately discontinue operations and terminate most of its employees because it had been unable to obtain additional financing. Because of the discontinuation of operations, effective October 17, 2001, the Company adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when the liquidation of a company appears imminent and the net realizable value of its assets is reasonably determinable. Under this basis of accounting, assets and liabilities are stated at their net realizable value and estimated costs through the liquidation date are provided to the extent reasonably determinable. The Company’s management is in the process of determining the net realizable value of its assets and the costs to be incurred as a result of the decision to liquidate the Company.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

     This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect management’s current expectations or beliefs and future actual results could differ materially from those in any forward-looking statements depending on the outcome of certain factors. Any such forward-looking statements are subject to risks and uncertainties including, but not limited to, risks from discontinuing broadcast operations, our ability to settle obligations to our creditors, our ability to generate revenue from a new and unproven business model, the incurrence of operating losses, the necessity to obtain additional financing to achieve our strategic business objectives, disruption in the financial and capital markets, the fluctuation of subscription and advertising revenues, liquidity of NetRadio common stock on the Over the Counter Bulletin Board, our ability to expand our technical capacity, competition and other risks and uncertainties, including the factors set forth on Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 2000. Except as required by applicable law, we undertake no obligation to update or revise any such forward-looking statements.

RECENT DEVELOPMENTS

     On October 17, 2001, NetRadio announced the termination of its pending strategic investment transaction with The Advisory Board, Inc. and that it was unable to finalize an alternative transaction to support continuing operations in the near term. On October 18, 2001, NetRadio received notice from The Nasdaq Listing Qualifications Hearing Panel that its common stock had been delisted from The Nasdaq SmallCap Market. The Company’s common stock had been trading on The Nasdaq SmallCap Market under the symbol “NETRC.” The Company now trades on the Over The Counter Bulletin Board (OTCBB) under the ticker symbol “NETR.”

     In light of NetRadio’s inability to meet current creditor obligations and support the future working capital needs of the business, NetRadio discontinued its broadcast operations and terminated most of its employees on October 17, 2001.

RESULTS OF OPERATIONS

Net Revenues

     Net revenues consist of Internet advertising revenues and product sales. Net revenues decreased to $62,000 for the three months ended September 30, 2001 from $456,000 for the three months ended September 30, 2000, an 87% decrease. Net revenues decreased to $340,000 for the nine months ended September 30, 2001 from $1,637,000 for the nine months ended September 30, 2000, a 80% decrease. The decrease in revenues for both the three and nine months ended September 30, 2001, from the prior year periods was due to the outsourcing of our e-commerce operations commencing March 2001 and an overall decrease in advertising as customers reduced discretionary spending in the slowing economy.

     Product Sales. Revenues for both the three and nine months ended September 30, 2001 reflect the impact on product sales of outsourcing e-commerce operations to Amazon.com. Since March 2001, product sales have consisted of commissions earned for products sold by Amazon.com to customers through a link from our web site. Prior to March 2001, product sales consisted of sales of audio merchandise, including shipping and handling costs. Last year, the company received 100% of the revenues from product sales. Reported product revenues decreased by 98% to $4,000 for the three months ended September 30, 2001 from $134,000 for the three months ended September 30, 2000. Product sales for the nine months ended September 30, 2001 were $63,000 compared with $568,000 for the nine months ended September 30, 2000, a decrease of 87%.

     Internet Advertising. Internet advertising revenues include audio, video and banner advertising sales. Internet advertising revenues for the three months ended September 30, 2001 were $58,000 compared to $322,000 for the three months ended September 30, 2000, a decrease of 82%. Internet advertising revenues for the nine months ended September 30, 2001 were $277,000 compared to $1,070,000 for the nine months ended September 30, 2000, a decrease of 75%. On a cash revenue basis, advertising revenues were down 82% and 67% for both the three and nine months ended September 30, 2000, respectively. Advertising revenue included $2,000 and $252,000 of non-cash barter advertising for both the three and nine months ended

September 30, 2000, respectively. The decrease in advertising revenue for both the three and nine months ended September 30, 2001, over the prior year periods was due to the industry-wide decrease in discretionary spending resulting from the slowdown in the U.S. economy.

Operating Expenses Cost of Revenues

     Cost of Revenues. Costs of revenues decreased to $0 for the three months ended September 30, 2001 from $122,000 for the three months ended September 30, 2000. Cost of revenues decreased to $45,000 for the nine months ended September 30, 2001 from $522,000 for the nine months ended September 30, 2000. Cost of revenues primarily consists of the cost of audio merchandise that we sell, including fulfillment costs through third party vendors that ship directly to our customers. Costs of revenues for the quarter reflect the impact on product sales of outsourcing e-commerce operations to Amazon.com. The decrease in cost of revenue for the three and nine months ended September 30, 2001 over the prior year periods was due to the outsourcing of the e-commerce operations. Prior to March 2001, the company incurred costs associated with product sales, which were eliminated by the outsourcing arrangement.

     Operations and Technical Support. Operations and technical support expenses consist primarily of data communications expenses, personnel expenses associated with broadcasting, e-commerce and technical support, software and content license fees, operating supplies and overhead. Operations and technical support expenses were $1,291,000 for the three months ended September 30, 2001, compared to $2,391,000 for the three months ended September 30, 2000, a decrease of 47%. Operations and technical support expenses were $4,336,000 for the nine months ended September 30, 2001, compared to $7,558,000 for the nine months ended September 30, 2000, a decrease of 43%. The decrease in operations and technical support expenses for both the three and nine months ended September 30, 2001 over the prior year periods was due primarily to a decrease in bandwidth costs, outsourcing e-commerce operations, reducing headcount through attrition and reducing other administrative expenses.

     Sales and Marketing. Sales and marketing expenses consist primarily of personnel expenses and costs associated with the sale of advertising and the marketing of our Web site. Sales and marketing expenses were $951,000 for the three months ended September 30, 2001, compared to $1,905,000 for the three months ended September 30, 2000, a decrease of 51%. Sales and marketing expenses were $1,823,000 for the nine months ended September 30, 2001, compared to $4,631,000 for the nine months ended September 30, 2000, a decrease of 61%. The decrease in sales and marketing expenses for both the three and nine months ended September 30, 2001 over the prior year periods was due to the reduction of advertising expenses.

     General and Administrative. General and administrative expenses consist primarily of administrative personnel expenses, professional fees and expenditures for facility costs. General and administrative expenses were $760,000 for the three months ended September 30, 2001, compared to $591,000 for the three months ended September 30, 2000, an increase of 28%. General and administrative expenses were $1,651,000 for the nine months ended September 30, 2001, compared to $2,150,000 for the month ended September 30, 2000, a decrease of 24%. The increase in general and administrative expenses for the three months ended September 30, 2001, over the three months ended September 30, 2000, was primarily due to a one-time payment to our Interim CEO for services rendered during the period October 1, 2000 to August 15, 2001. The decrease in general and administrative expenses for the nine months ended September 30, 2001, from the nine months ended September 30, 2000, was due to goodwill amortization expenses being incurred during the period ended September 30, 2000 and not in the same period for 2001, a reduction in salary expense resulting from the September 2000 resignation of a corporate officer, and a reduction in professional fees.

     Interest Expense. Interest expense for the three months ended September 30, 2001 was $57,000, compared to $243,000 for the three months ended September 30, 2000. Interest expense for the nine months ended September 30, 2001 was $312,000, compared to $699,000 for the nine months ended September 30, 2000. The decrease in interest expense for the three and nine months ended September 30, 2001 from the prior year periods was due to a lower federal prime rate of interest, which positively impacts the interest due on the Navarre Note, and the $5.5 million forgiveness of debt by Navarre.

     Interest Income. Interest income for the three months ended September 30, 2001 was $49,000, compared to $411,000 for the three months ended September 30, 2000. Interest income for the nine months ended September 30, 2001 was $425,000, compared to $1,100,000 for the nine months ended September 30, 2000. The decreases were due to a lower cash balance in the periods ended September 30, 2001, for use in earning interest through the purchases of investments in short- and long-term securities.

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

     The Company had working capital deficit of $463,000 at September 30, 2001, compared to working capital of $471,000 at December 31, 2000. The change in working capital position was primarily due to the use of cash for operating expenses in excess of revenues generated.

     Net cash used in operating activities was $5,616,000 and $13,545,000 for the nine months ended September 30, 2001 and 2000, respectively. Net cash used in operating activities for the nine months ended September 30, 2001 was primarily comprised of our net losses before extraordinary items and a decrease in accounts payable and accrued expenses, offset in part by depreciation, accounts receivable, prepaid expenses, deferred revenue and other assets.

     Accounts receivable decreased to $44,000 at September 30, 2001 from $292,000 at December 31, 2000 and consisted primarily of agency-placed advertising revenue accounts. The decrease in accounts receivable was due to the decrease in advertising sales for the period. Advertising revenues placed by an agency typically are collected in 60 to 90 days.

     Other receivables increased to $75,000 at September 30, 2001 from $0 at December 31, 2000 as a result of a settlement of the Advertising Time Credits Agreements with Value Vision International, Inc. As part of the settlement, NetRadio will receive $75,000 in exchange for the elimination of $800,000 of advertising credits due from Value Vision International, Inc.

     The decrease in accounts payable to $1,299,000 at September 30, 2001 from $1,792,000 at December 31, 2000 was due primarily to less expenditures being incurred during the nine months ended September 30, 2001.

     We generated $10,500,000 and $1,924,000 in net cash from investing activities for the nine months ended September 30, 2001 and 2000, respectively. The net cash provided by investing activities for the nine months ended September 30, 2001 and 2000 was the net result of short-term investment purchases and sales offset by the purchases of property and equipment.

     We used net cash for financing activities of $1,083,000 and $72,000 for the nine months ended September 30, 2001 and 2000, respectively. Net cash used for financing activities for the nine months ended September 30, 2001 was primarily due to a $1,000,000 payment on the Navarre term note.

     In March 2001, we restructured our term note of approximately $9.6 million owing to Navarre. Under the terms of the restructuring, Navarre forgave $5.5 million of the principal amount in exchange for a $1 million prepayment by NetRadio. In addition, Navarre extended the maturity date of the term note from November 14, 2001 to March 31, 2002. The term note with Navarre bears interest at Midwest prime plus one half-percentage point (7% as of September 30, 2001) and is payable monthly. After giving effect to this restructuring, the principal balance of the term note with Navarre is currently approximately $3.1 million. Navarre has notified us that an event of default has occurred under the term note. An event of default accelerates the maturity date of the term note.

     In June 2001, our board of directors approved an amendment to our Articles of Incorporation to effect a one for 4.5 shares reverse stock split of the company’s outstanding common stock. The reverse split was effected in order to meet the Nasdaq SmallCap Market’s maintenance standard that requires us to maintain at least a $1.00 per common share minimum bid price.

     On October 17, 2001, NetRadio announced the termination of its pending strategic investment transaction with The Advisory Board, Inc. and that it was unable to finalize an alternative transaction to support continuing operations in the near term. In light of NetRadio’s inability to meet current creditor obligations and support the future working capital needs of the business, NetRadio discontinued its broadcast operations and terminated most of its employees on October 17, 2001.

     NetRadio is pursuing an out-of-court settlement with its creditors as an alternative to a bankruptcy proceeding. NetRadio believes this approach will reduce further erosion of its assets and result in better recoveries for its creditors. NetRadio cannot predict whether it will be able to reach an out-of-court settlement with all of its creditors or whether NetRadio will be subject to a bankruptcy proceeding.

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

PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Change in Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

B. Report on Form 8-K NetRadio filed a current report on Form 8-K dated August 30, 2001 announcing the transaction with The Advisory Board, Inc. and a current report on Form 8-K dated October 17, 2001 announcing the termination of the transaction with The Advisory Board, Inc. and the discontinuance of operations.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: 11/14/01	NETRADIO CORPORATION

	By	/s/ Cary Deacon Cary Deacon Chief Executive Officer and President (Principal Executive Officer)

	By	/s/ Michael P. Wise Michael P. Wise Secretary, Chief Financial Officer and Vice President (Principal Financial and Accounting Officer)